Form 10QSB
period 1996-03-31
APPLEWOODS INC
filed 1996-05-29
CIK 1002522

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: March 31, 1996         Commission File Number: 33 - 98282

                               APPLEWOODS, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                                13- 3859709
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

        274  Riverside Avenue, Westport , Conn.              CT 06881
       (Address of principal executive offices)             (Zip code)

                                (203) 227 4912
              Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)     Yes    X         No

                      (2)     Yes              No      X



Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of May 24, 1996:     4,124,000

APPLEWOODS, INC.

INDEX


PART 1: FINANCIAL INFORMATION                                           Page:

Item 1.  Financial Statements:

Balance Sheet as of March 31, 1996 [Unaudited]                           2 - 3

Statements of Operations for the three and nine months ended
  March 31, 1996 and 1995  [Unaudited]                                       4

Statement of  Stockholders Equity for the nine months
  ended March 31, 1996  [Unaudited]                                          5

Statements of  Cash Flows for the nine months ended
  March 31, 1996 and 1995  [Unaudited]                                       6

    Notes to Financial Statements                                            7


Item 2. Management's  Discussion and Analysis of the Financial
        Condition and Results of Operations                             8 - 11

PART II:  OTHER INFORMATION:

Item 6.   Exhibits & Reports on Form 8-K                                    12

Signatures                                                                  13

     APPLEWOODS, INC.

      BALANCE SHEET AS OF MARCH 31, 1996.
      [UNAUDITED]


      Assets:
      Current Assets:
         Trade Accounts Receivable                        $  699,185
         Other Receivables                                    21,030
         Inventory                                         1,414,311
         Prepaid Consultancy Fees                            960,000
         Other Current Assets                                175,874
                                                          ----------
      Total Current Assets                                 3,270,400

                                                          ----------

      Property, Plant and Equipment
         Plant & Machinery                                   357,994
         Fixtures and Fittings                                37,828
         Motor Vehicles                                       65,380
                                                          ----------
         Totals - At cost                                    461,202
         Less Accumulated Depreciation                       181,487
                                                          ----------
      Property, Plant and Equipment -Net                     279,715
                                                          ----------

      Other Assets
         Trade Marks - Net                                    57,576
         Prepaid Consultancy Fees                            480,000
                                                          ----------
      Total Other Assets                                     537,576
                                                          ----------

      Total Assets                                        $4,087,691
                                                          ==========

                See Accompanying Notes to Financial Statements.

                                    Page 2


   APPLEWOODS, INC.

    BALANCE SHEET AS OF MARCH 31, 1996.
    [UNAUDITED]

    Liabilities and Stockholders
    Equity
    Current Liabilities:
       Overdraft at Bank                                      408,768
       Accounts Payable                                       765,860
       Accrued Expenses                                       366,401
       Accrued Taxes                                           66,561
       Leases Payable                                          39,919
       Other Current Liabilities                              198,152
       Other Current Liabilities - Related Parties             54,418
       Notes Payable                                          229,500
                                                          -----------
    Total Current Liabilities                               2,129,579

    Long-Term Liabilities
       Leases Payable                                          59,688
       Related Party Debt                                   3,141,500
                                                          -----------
    Total Long-Term Liabilities                             3,201,188
                                                          -----------

    Commitments                                                    --

    Stockholders Equity:
       Series A Preferred Stock - $.0001 Par Value,
         500,000 Shares Authorized, None Issued                    --

       Common Stock, $.0001 Par Value,
         30,000,000 Shares Authorized,
         2,280,000 Shares Issued                                  228
       Additional Paid In Capital                           2,183,891
       Accumulated [Deficit]                               (3,494,569)
       Cumulative Foreign Currency Translation Adjustment      67,374
       Total Stockholders Equity                           (1,243,076)
                                                          -----------
    Total Liabilities and Stockholders Equity             $ 4,087,691
                                                          ===========

              See Accompanying Notes to Financial Statements.



   APPLEWOODS, INC.

    STATEMENT OF OPERATIONS
    [UNAUDITED]

                                         3 months ended           9 months ended
                                            March 31                 March 31
                                       -----------------         -----------------
                                       1996         1995         1996         1995
                                       ----         ----         ----         ----
    Revenues:
       Product Sales               $   583,003  $   446,037  $ 2,374,198  $ 2,098,828
       Shopfitting Revenue              60,915      220,416     637,512       621,651
                                    ----------   ----------   ----------   ----------
         Total Revenues                643,918      666,453    3,011,710    2,720,479
                                    ----------   ----------   ----------   ----------

    Cost of Sales:
       Product Sales                   342,413      274,384    1,486,892    1,350,478
       Shopfitting Revenue             103,079      154,628      448,744      393,496
                                    ----------   ----------   ----------   ----------

          Total Cost of sales:         445,492      429,012    1,935,636    1,743,974
                                    ----------   ----------   ----------   ----------

        Gross Profit                   198,426      237,441    1,076,074      976,505

    Selling, General and Admin.
      Expenses                         691,487      321,232    1,738,026      984,932
                                    ----------   ----------   ----------   ----------

      [Loss]  From Operations:        (493,061)     (83,791)    (661,952)      (8,427)
                                    ----------   ----------   ----------   ----------

    Other Income [Expense]:

        Gain on Sale of Equipment            0            0        5,088       41,486
        Interest Expense               (71,379)     (68,972)    (232,989)    (202,304)
                                    ----------   ----------   ----------   ----------
              Total Other [Expense]    (71,379)     (68,972)    (227,901)    (160,818)
                                    ----------   ----------   ----------   ----------

        Net [Loss] Before
          Provision for Taxes         (564,440)    (152,763)    (889,853)    (169,245)

    Provision for Income Taxes               0            0            0            0
                                    ----------   ----------   ----------   ----------


    Net [Loss]                      $ (564,440)  $ (152,763)  $ (889,853)  $ (169,245)

                                    ==========   ==========   ==========   ==========

    Net [Loss] Per Share            $    (0.22)  $     (0.06)  $    (0.35)   $   (0.07)
                                    ==========   ==========   ==========   ==========
    Weighted Average Number of
      Shares                         2,568,000    2,568,000    2,568,000    2,568,000
                                    ==========   ==========   ==========   ==========


                    See Accompanying Notes to Financial Statements.

APPLEWOODS, INC.

STATEMENTS OF STOCKHOLDERS EQUITY FOR THE NINE MONTHS ENDED  MARCH 31, 1996

[UNAUDITED]


                                                                                            Cumulative
                                                                                              Foreign           Total
                                         Common Stock        Additional                      Currency      Shareholders'
                                      -----------------        Paid In      Accumulated     Translation        Equity
                                      Shares       Amount      Capital       [Deficit]       Adjustment       [Deficit]
                                      ------       ------      -------       ---------       ----------       ---------
Balance -   June 30, 1995             1,800,000       180        211,153    (2,604,716)         (28,106)     (2,421,489)

Capital Contributions of
Imputed Interest                                                  52,786                                          52,786

Issuance of Stock                       480,000        48      1,919,952                                       1,920,000

Foreign Currency
Translation Adjustment                                                                            95,480          95,480

Net [Loss] for the Nine Months
Ended March 31, 1996                                                           (889,853)                        (889,853)
                                      ---------       ---      ---------    -----------           ------     -----------
Balance -   March  31, 1996           2,280,000       228      2,183,891    (3,494,569)           67,374     (1,243,076)
                                      =========       ===      =========    ===========           ======     ===========

                    See Accompanying Notes to Financial Statements.

APPLEWOODS, INC.
STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                            March 31
                                                                                            --------
                                                                                1996                             1995
                                                                                ----                             ----
Operating Activities:
    Net [Loss]                                                                $(889,853)                       $(169,245)
    Adjustment to Reconcile Net [Loss] to Net
      Cash [Used for] Operating Activities
      Depreciation                                                               66,698                           81,414
      Amortization of Trademarks                                                 16,041                           15,806
      [Gain] on Sale of Equipment                                                (5,088)                         (41,486)
      Imputed Interest Contributed to Capital                                    52,786                           53,777
      Non-Cash Consulting Fees                                                  480,000                         -
Changes in Assets and Liabilities
     [Increase]Decrease in:
          Trade Accounts Receivable                                            (278,532)                        (230,392)
          Other Receivables                                                       4,253                           28,355
          Inventory                                                            (131,476)                        (318,094)
          Other Current Assets                                                  (51,218)                         (20,560)
    Increase [Decrease] in
          Accounts Payable                                                     (116,399)                         210,834
          Accrued Expenses                                                      353,741                          129,843
          Accrued Taxes                                                          30,820                            9,266
          Other Current                                                          27,798                          (87,162)
Liabilities
          Other Current Liabilities - Related Parties                           (64,628)                         (72,856)
                                                                              ---------                        ---------
Net Cash- Operating Activities                                                 (505,057)                        (410,500)
                                                                              ---------                        ---------
Investing Activities
    Proceeds from Sale of Equipment                                              21,433                          131,416
    Purchase of Property and Equipment                                          (55,658)                         (38,355)
    Investment in Trademarks                                                    (10,508)                         (25,905)
                                                                              ---------                        ---------
Net Cash - Investing Activities                                                 (44,733)                           67,156
                                                                              ---------                        ---------
Financing Activities
    Payment of Lease Obligations                                                (51,609)                         (35,117)
    Cash Overdraft                                                               (1,047)                            8,628
    Proceeds From Short Term Loans                                              500,000                          238,035
    Proceeds From Related Party Loans                                           108,031                          132,647
                                                                              ---------                        ---------
Net Cash - Financing Activities                                                 555,375                          344,193
                                                                              ---------                        ---------
Effect of Exchange Rate Changes On Cash                                          (5,585)                            (850)
                                                                              ---------                        ---------

Net Increase In Cash                                                                 --                               --

Cash  - Beginning of Periods                                                         --                               --
                                                                              ---------                        ---------
Cash  - End of Periods                                                        $      --                       $       --
                                                                              =========                        =========

                See Accompanying Notes to Financial Statements.

APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[A]  Significant Accounting Policies

        Significant Accounting Policies of Applewoods Inc. [the "Company"] are set forth in the Company's Form SB-2, as filed with the Securities and Exchange Commission on April 10, 1996.


[B]  Basis of Reporting

        The balance sheet as of March 31, 1996, the statements of operations for the three and nine months ended March 31, 1996 and 1995, the statement of stockholders' equity for the nine months ended March 31, 1996, and the statements of cash flows for the nine months ended March 31, 1996 and 1995 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996, and the results of its operations and cash flows for the nine months then ended. It is suggested that that these financial statements be read in conjunction with Form SB-2 filed with the Securities and Exchange Commission on April 10, 1996.

[C]  Subsequent Events

        On April 10, 1996, the Company's registration statement to offer for sale 1,200,000 shares of Common Stock at $5.00 per share, was declared effective. In April 1996, the Company received net proceeds of $5,298,894 from the sale of 1,200,000 shares and 180,000 over-allotment shares. In May 1996, an additional $1,050,000 was received from the conversion of 176,000 Class A Warrants.

        Consequent upon the public offering becoming effective, the bridge lenders exercised their right to acquire 288,000 shares of Common Stock in the Company, with no cash consideration. These shares were valued at $1,440,000 ($5.00 per share). This financing cost will be amortised in the Statement of Operations for the year ended June 30, 1996.

        Part of the proceeds have been used to repay the bridge lenders the principal sum of $500,000 and a loan made by one of the directors in the sum of approximately $325,000.

                               APPLEWOODS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere herein:

         Overview

                Applewoods, Inc., a Delaware corporation, ["AI"], was formed in September 1995 to acquire all of the outstanding stock of Applewoods International Limited ["AIL"] and ALA Limited ["ALA"]. ALA, formed to license the Applewoods trademark in Latin America, is a shell company with no assets, liabilities or operations. AIL was established in 1978 as a development stage enterprise making natural toiletries. AIL had just relocated its headquarters when in July 1992 it went into receivership. The reasons were primarily due to poor management, a history of poor customer relations and erratic deliveries. In August 1992, Roger Buoy, the Company's Chief Executive Officer and Tony Swash, the Company's Chief Operating Officer bought the assets of AIL from Ernst and Young, receivers on behalf of the prime creditor Lloyds Bank. AI and AIL are collectively referred to as the "the Company."

                Messrs. Buoy and Swash began to focus the Company, tighten its operations and reorganize its distribution facility. It was decided that the primary focus of the Company was the establishment of licensed retail stores to sell "natural" soaps, toiletries an related gift products. In addition, this strategy would be supplemented by distribution through traditional retail outlets in areas where it was deemed premature to establish licensed stores. International distribution was to be handled by distributors, well established in their own country.

                In 1992, the Company did not have sufficient product lines to pursue a retail strategy. Compared to its competitors it had little to offer certain types of customers. After extensive market review and analysis, nine new products lines were conceived and introduced over the next three years. Such new product lines are traditionally announced each February at the Spring Trade Shows in Europe.

                Since 1992, the Company has grown from approximately $1,100,000 in sales to in excess of $3,400,000 for the year ended June 30, 1995.

                Management believes the Company could achieve greater sales results if it had sufficient working capital. Historically, working capital had been made available by shareholder and director loans and the availability of a limited overdraft facility provided by its bank. Additional working capital has been provided through a Small Business Firm Guarantee Loan from the Company's bank, guaranteed by the British Government.

                The Company has recently exhibited at major trade shows in the USA, Canada and Europe where management met with its existing and potential licensees in order to secure new operators of Applewoods retail stores.

                In July 1995, the Company signed a letter of intent with an underwriter for an initial public offering of its securities. Immediately prior to the effective date of the public offering, AI was to acquire 100% of the stock of AIL and 100% of the stock of ALA in exchange for 1,800,000 shares of AI. The acquisition is to be recorded as a recapitalization of AIL, with AI as the acquirer. AI is considered a public shell and accordingly, the transaction is not considered a business combination. The transaction is to be accounted for as a reverse acquisition whereby AI is considered to be the acquiree even though legally it is the acquiror, since it issued its shares of stock to effect the acquisition. Since this is a reverse acquisition, the legal quiror, AI, is to continue in existence as the legal entity whose shares represent the outstanding common stock of the combined entities.

                The initial public offering was declared effective on April 10, 1996 and the acquisition of AIL and ALA was effected immediately prior to this date. Details of the offering are contained in the Notes to the Financial Statements.

                               APPLEWOODS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Result of Operations

         Three months ended March 31, 1996 Compared to Three months ended March 31 , 1995

                The Company's revenues are generated from the initial fee charged to its retail store licensees for the design and fixturing of the retail space ["shopfitting revenue"] and from the sale of products to these licensees. Total revenues decreased by 3.4% to $643,918 for the three months ended March 31, 1996 from $666,453 for the three months ended March 31, 1995. Within this, shopfitting revenue decreased by 72.4% to $60,915. This was a result of the standstill in shopfitting activity due to potential licencees waiting for the outcome of the public offering. Product sales, however, increased by 30.7% over the previous year, essentially due to the increased number of shops.

                The gross profit for the three months ended March 31, 1996 was $198,426 compared to $237,441 for the three months ended March 31, 1995. The gross profit percentage for the three months ended March 31, 1996 declined by approximately 5% to 31% . This was a result of the lack of activity in shopfitting which recorded no gross margin at all, while product sales gross margin increased by 3% to 41%.

                Selling, general and administrative expenses increased to $691,487 in the three months ended March 31, 1996 from $321,232 in the three months ended March 31, 1995. This increase of 115% reflects an increase in administrative salary and consulting expenses. During the three months ended March 31, 1996, the Company recognized $240,000 of non-cash consulting expense related to two new consulting agreements which commenced in October 1995.

                Interest expense for the three months ended March 31, 1996 increased by $2,407 or 3.5% from the three months ended March 31, 1995. This reflects the similarity in the level of borrowings in the two periods.



         Result of Operations

         Nine months ended March 31, 1996 Compared to Nine months ended March 31 , 1995

                The Company's revenues are generated from the initial fee charged to its retail store licensees for the design and fixturing of the retail space ["shopfitting revenue"] and from the sale of products to these licensees. Total revenues increased by 10.7% to $3,011,710 for the nine months ended March 31, 1996 from $2,720,479 for the nine months ended March 31, 1995. Within this, shopfitting revenue increased by 2.6% to $637,512, while product sales increased by 13.1% over the corresponding period, essentially due to the increased number of shops.

                The gross profit for the nine months ended March 31, 1996 was $1,076,074 compared to $976,505 for the nine months ended March 31, 1995. The gross profit percentage for the nine months ended March 31, 1996 remained approximately the same at 36% . The lack of activity in Shopfitting in the last quarter caused that margin to decline from 37% to 30%, while product margin increased from 36% to 37%.

                Selling, general and administrative expenses increased to $1,738,026 in the nine months ended March 31, 1996 from $984,932 in the nine months ended March 31, 1995. This increase of 76% reflects an increase in administrative salary and consulting expenses. During the nine months ended March 31, 1996, the Company recognized $480,000 of non-cash consulting expense related to two new consulting agreements which commenced in October 1995.

                Interest expense for the nine months ended March 31, 1996 increased by $30,685 or 15.2% from the nine months ended March 31, 1995. The increse is due principally to interest on new debt outstanding during the nine months ended March 31, 1996.

                               APPLEWOODS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Result of Operations [Continued]

                The Company has entered into various notes and/or agreements pursuant to which it will incur material non-recurring charges. Interest expense in relation to the issuance of rights to acquire shares to bridge lenders for the value of those underlying shares in the amount of $1,440,000, will be included in the statement of operations of the Company for the year ended June 30, 1996.

                The Company has agreed to retain the Underwriter of its public offering as consultants for a period of three years and to compensate the Underwriter for those consulting services in the amount of $100,000. Compensation expense of $100,000 will be recognized over the term of the agreement and will be included in the statement of operations of the Company for the years ended June 30, 1996, 1997, 1998 and 1999 in the approximate amount of $14,000, $33,000, $33,000 and $20,000, respectively.
                                                .
         Liquidity and Capital Resources

         Nine months ended March 31, 1996 Compared to Nine months ended March 31, 1995

                At March  31, 1995, the Company's working capital was $1,140,821

                During the nine months ended March 31, 1996, the Company used cash of approximately $505,000 to fund operations. Contributing to this use of cash was a net loss for the nine months ended March 31, 1996 of approximately $890,000 and an increase in the Company's accounts receivable of approximately $279,000 resulting from the increase in revenues during the nine months ended March 31, 1996. These uses of cash were offset by an adjustment to the Company's net loss of $480,000 representing a non-cash consulting expense recorded by the Company during the nine months ended March 31, 1996.

                During the nine months ended March 31, 1996, the Company utilized cash of approximately $56,000 for capital expenditures. Certain equipment was sold during the nine months ended March 31, 1996 generating cash proceeds of $21,433.

                The Company financed its use of cash for operations primarily through bridge loans. In September and October 1995, bridge financing totaling $500,000, was received.

                In September and October 1995, the Company borrowed an aggregate of $500,000 from certain lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received (i) a promissory note [each a "Bridge Note"] and (ii) the right, commencing on the Effective Date of AI's proposed public offering ["Effective

         Date"], to receive a number of Units ["Bridge Units"] equal to sixty four percent [64%] of the dollar amount of the loan made by the Bridge Lender to the Company. Each Bridge Lender also received the right commencing on the Effective Date to receive a number of Class B Warrants equal to the number of Bridge Units. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes are due and payable upon the earlier of (i) June 30, 1996 and
         (ii) the closing of any initial public offering of AI's securities. Each Class B Warrant is identical to each Class A Warrant, except that the exercise price of each Class B Warrant is $10.00 per share.

                In April 1996, certain of the bridge lenders exercised their right to convert their Class A Warrants into 176,000 shares of Common Stock in the Company.

                                APPLEWOODS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                Liquidity and Capital Resources [Continued]



                Since the purchase of the business by the present owners, the stockholders and directors have made loans to the Company totaling $2,641,500, of which $765,000 is in the form of a debenture loan. These financing transactions have provided the Company with resources to fund operations, prior to the public offering.

                The Company has a continuing cash requirement to fund its expansion in the range of products it can offer and to increase inventory to meet the demand of its seasonal retail market. The Company has historically experienced seasonable fluctuations in its revenues. Typically, the Company experiences higher sales in the second fiscal quarter due to the holiday season. In the year ended June 30, 1995, 33.8% of total sales were made during the two months of October and November. It is anticipated that such a seasonal trend will continue. If for any reason the Company's sales were below seasonal norms for the late fall or early winter, the Company's annual results could be adversely affected.

                The Company's sales and marketing efforts are focused on expanding the number of shops and increasing the sales of products at each location. Management believes that the Company's existing markets, which are global, will provide for substantial expansion. Additionally, a portion of the proceeds from the public offering will be used to expand the Company's product lines which management believes will result in increased product sales and the ability to compete more aggressively with specialty retailers.

                The Company believes that it has a diverse and stable market. The Company is not economically dependent on any suppliers or any customers. While its shops are geographically dispersed, the Company conducts all transactions in its local currency [British pound sterling] eliminating foreign currency risks. Additionally, all of its export business is insured providing further insulation from risk. The Company does not believe that there are any governmental, economic, fiscal, monetary or political factors related to its export sales which could materially affect its financial condition or the results of its operations.

                Management believes that the net proceeds of the public offering of common stock should be sufficient to conduct operations for at least eighteen months. Proceeds will be utilized to repay approximately $325,000 of related party debt and the $500,000 bridge financing that was utilized in the nine months ended March 31, 1996 for working capital. A substantial portion of related party debt, approximately $2,316,000, is to be either cancelled and contributed to capital or converted to preferred stock.

         Impact of Inflation

                Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue.

         PART II - OTHER INFORMATION

         Item 6.  Exhibits and reports on Form  8-K

         [a]  Exhibits as required by Item 601 of Regulation  S-K:

         None Required

         [b]  Reports on Form 8-K

         None filed during the quarter for which this form is submitted.

                                  SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            APPLEWOODS, INC.

         Date:  May 24, 1996
                                            By: /s/ Terence McAuley
                                                -------------------------------
                                                Terence McAuley,
                                                Chief Financial Officer