Form 10KSB
period 1996-06-30
APPLEWOODS INC
filed 1996-10-15
CIK 1002522

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             REPORT ON FORM 10-KSB

         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the fiscal year ended June 30, 1996

         / / Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


         For the transition period from _______________ to _______________.

Commission File No. 33-98282


                               APPLEWOODS, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                            13-3859709
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


274 Riverside Avenue
Westport, Connecticut                                              06881
 (Address of Principal                                          (Zip Code)
   Executive Officers)

Registrant's telephone number, including area code:   (203) 227-4912

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:


                   Common Stock, par value $.0001 per share
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. /X/

         Issuer's revenues for its most recent fiscal year were $3,807,796.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 1996, was approximately
$26,796,000.

         Number of shares outstanding of the issuers common stock, as of September 30, 1996, was 8,472,000.


                DOCUMENTS INCORPORATED BY REFERENCE:

         Portion of the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders
("Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

                               PART I

Item 1.  BUSINESS.

         Applewoods, Inc., a Delaware corporation ("Applewoods Delaware"), through its wholly owned subsidiary Applewoods International Limited, an English corporation ("AIL"), manufactures and sells natural soaps, oils, lotions, other toiletries and related gift products to both licensed Applewoods' retail stores and authorized distributors around the world. Applewoods Delaware and AIL are collectively referred to herein as the "Company" or "Applewoods". The Company's principal products include natural hair and skincare products and related gift items. Applewoods Delaware was formed in September 1995 to acquire all of the outstanding shares of capital stock of AIL and ALA Limited ("ALA"), a wholly-owned subsidiary of the Company which was dissolved on July 15, 1996. All share and per share data included in this annual report have been restated to reflect the Company's two-for-one stock split effected in May 1996.

         In April 1996, immediately prior to the Company's initial public offering, Applewoods Delaware acquired AIL and ALA by issuing an aggregate of 3,600,000 shares of Common Stock of Applewoods Delaware for the all of the issued and outstanding shares of capital stock of AIL and ALA. In connection with its initial public offering, the Company raised approximately $6,900,000 from the sale of 2,760,000 shares of the Company's Common Stock. The proceeds from the offering were used to repay certain indebtedness and has been and will continue to be used to expand the Company's business. Following the Company's initial public offering, holders of an aggregate of 576,000 of the Company's Class A Warrants exercised such warrants for an aggregate exercise price of $1,728,000.

         The Company was formed in 1978 for the purpose of developing and marketing natural toiletries. In July 1992, the Company's predecessor was placed into receivership in England. (Receivership in England is similar to bankruptcy in the United States). In August 1992, Messrs. Roger Buoy and Tony Swash, the Company's Chief Executive Officer and Chief Operating Officer, respectively, purchased the Company's assets from the receiver. Prior to entering into receivership, AIL owned and operated six retail stores throughout the United Kingdom, all of which were closed prior to the receiver being appointed. Messrs. Buoy and Swash redirected the Company's business by concentrating on establishing licensed retail stores to sell the Company's natural soaps, oils, lotions, and gift items.

         Since purchasing the assets of AIL, the Company has focused upon establishing licensed retail stores and enhancing its product lines. The Company concentrates its efforts upon creating, manufacturing and marketing natural beauty products rather than operating Company owned retail stores. The Company's credo is "Beauty Without Cruelty", and reflects the Company's efforts to develop and market products which eventually will be free from animal by-products and not tested on animals.

         The Company believes that Applewoods' retail stores are most likely to be successful if they are owner operated. Therefore, the Company's business plan has been to license the Applewoods' concept to entrepreneurs who, on their own or through sublicensees, open their own Applewoods' retail stores and market Applewoods' products. In selecting prospective store licensees, the Company seeks individuals based upon their knowledge of the natural toiletry business and their empathy with the Company's underlying belief in Beauty without Cruelty.

         As of September 15, 1996, there were 52 Applewoods' retail stores (including stores within other larger retail stores) located in Asia, the Middle East, Europe, the Caribbean, North America and Central America, offering 13 product lines: Applewoods Soaps, Extracts, Naturals, Orchid and Camelia, Discoveries, Mother and Baby, EVER, Aromatherapy, Out of Africa, Marine, Love Oils from the Planet Venus, Rich Shea Butter and Pot Pourri. These product lines include hand and body lotions, skincare products, bath oils, fragranced candles, men's grooming items, powders, creams, aromatherapy products, soaps, conditioners, bubble baths, shower gels, massage oils, bath sponges, massagers and other accessory products. Although most of the Company's products are designed to appeal to women, one product line in particular, EVER, is directed at the male market. EVER products also tend to be purchased by women as gifts for men. The Company also offers a variety of sundry products, such as wooden and plastic bath and body accessories and candles. Applewoods' retailers are restricted from purchasing or selling products from third parties without the Company's prior written consent.

         The Company does not charge its retail store licensees any franchise, advertising or other licensing fees. However, the Company receives an initial fee (approximately $70,000), for designing and fixturing the retail space, and providing initial support services. In addition, in order to commence operations, retail store licensees need to purchase the initial inventory from the Company at the established wholesale price (approximately $40,000). After a new licensee is approved, a Company representative visits the territory to review potential sites selected by the licensee for retail stores. Once a prospective location is found and a decision is made to proceed, all necessary construction details are obtained. The Company designs the store front and interior fixtures, normally including lighting. After finalizing the proposed design and budget, the Company constructs the fixturing and store frontage at its own facilities and ships these items to the new location, where they are installed (in all cases, but for eleven stores which were installed directly by the licensees) by a representative of the Company's construction department. All Applewoods' stores are similar in atmosphere and design although layout will vary to meet the particular requirements of each building or structure. Applewoods' retail stores normally occupy between 500 to 1,000 square feet of floor space.

         The Company develops and manufactures almost all of its own products, with the exception of soaps, candles, some alcohol-based products and various accessories. The Company hopes that Applewoods' products eventually will be free from animal by-products, subject to the availability of a successful vegetable or synthetic replacement. Applewoods is against testing on animals and encourages its suppliers to share the same philosophy. The packaging for the Company's products is minimal and recycled or recyclable where possible.

Products

         The Company develops its own formulations for the face, body and hair. Most formulas are carried in two or three sizes of containers. The formulations for the face, body and hair include natural ingredients such as herbs and extracts from vegetables, flowers and fruits. These products are not tested on animals and, whenever possible, the containers that they are packaged in are recyclable. The Company believes it is in compliance with significant regulatory requirements for safe ingredients, detailed ingredient listing and non-drug claims as presently enacted. Unlike pharmaceutical products, cosmetics and skincare products are not generally patented and do not currently require approval by the Food and Drug Administration ("FDA").

         The products marketed by the Company are often linked by common characteristics, such as scent or skin-type, thereby creating a fully integrated line of personal-care products which, in turn, encourages customers to purchase all their personal-care needs from the Company.

         The Company enhances the image of its products and its overall corporate image by emphasizing natural, hypo-allergenic formulations. The Company also emphasizes environmental sensitivity by strictly avoiding products which are tested on animals, using minimal packaging which has been or can be recycled, printing advertising and educational materials on recycled paper. The Company is a member of the animal rights group, British Union for Abolition of Vivisection.

         The Company is conducting research in an effort to develop new product lines as well as new products for existing product lines. The Company anticipates periodically introducing new products to the marketplace based on customer preferences.

         The Company currently offers the following product lines:

Extracts

         Using extracts from nature with unusual properties (such as aloe vera, chamomile, henna, peppermint, shea butter and rosemary), "Extracts" represents a complete collection of hair and skincare products for different skin types, formulated for everyday use.

Naturals

         "Naturals" includes shampoos, conditioners, moisturizers and various toiletries in five (5) different fragrances packaged in recycled Spanish glassware.

Orchid & Camelia

         Orchid & Camelia are classic "English" toiletries designed specifically for the gift market which include soaps, lotions, fragranced candles and scented drawer liners.

Ever

         "EVER" is a line of products which have been specially developed by the Company for men. EVER products include bath and shower gel, shampoo, soaps, aftershave and other men's grooming products. EVER is primarily marketed to women as gift items for men.

Applewoods Aromatherapy

         "Aromatherapy" products include essential oils, shampoos, lotions and skin preparations for all skin and hair types derived from pure oils. "Aromatherapy" products are designed to produce aromas which have a palliative, soothing and relaxing effect.

Mother and Baby

         The Company has created a natural range of soothing creams and oils designed to pamper mothers-to-be and newborn babies by using ingredients with limited fragrance and an absence of mineral oils and talcum powder. "Mother and Baby" products include, powders, creams, shampoo, oils, lotions and gels.

Applewoods Discoveries

         This group of soaps, shampoos, conditioners, bubble baths, hand and body lotions, shower gels and body silks is brightly packaged and are fragranced to resemble twelve (12) exotic fruits.

Out of Africa

         The "Out of Africa" collection consists of lotions, skin toners, bubble baths, shampoos, conditioners and cologne, each packaged in an attractive antique-looking bottle with an ornate stopper.

Applewoods Marine

         The Company has a "Marine" collection of soaps, bath oils and shower gels which are packaged in ecru and turquoise packaging to capture the feeling of the sea.

Rich Shea Butter

         "Rich Shea Butter" uses a butter made from the Karite nut and is characterized by its deep, smooth, moisturizing properties. The Company has created a range of products from Rich Shea Butter for everyday use that includes hand and body lotion, a deluxe hand cream, a liquid soap and conditioners.

Love Oils from the Planet Venus

         The Company has created a group of bath and massage oils intended for younger customers by using brightly colored liquids of differing viscosities which management believes creates a psychedelic or "1960's" appearance.

The Applewoods Vegetable Soaps

         The Company sells translucent, vegetable-based glycerine soaps. These soaps are sold in a variety of sizes and packaging including bath-sized tablets, gift packages, collections of fruit shape soap and small novelty soaps.


The Applewoods Pot Pourri Collection

         The Company's potpourri is hand-blended from flowers and plants and then fragranced with natural oils.

Earth Tones

         The Company introduced in December 1995 a cosmetics line for women. Earth Tones include lipsticks, blushes, foundations and concealers. Nail polish and other nail treatments are not currently a part of the Earth Tones cosmetics line.

         The Company's formulations are developed by the Company. These formulations for the Company's products are not patented or patentable and could be duplicated, although the Company considers its product formulas to be trade secrets. The Company does not believe, however, that the availability of similarly formulated products would necessarily have a material adverse effect on the Company's prospects. The Company's ability to select and have developed appealing fragrances and other product formulas is a significant factor in determining the success of a particular item. Success of a product is also dependent, however, upon many variables including, marketing, advertising, promotion, packaging, availability and consumer perception of value and price. The Company, from time to time, contracts with outside consultants to assist in developing new products.

Sales and Marketing

         The Company's sales and marketing efforts are focused on expanding the number of Applewoods' retail stores and increasing the sales of its products at each location. Accordingly, the Company intends to participate at a variety of trade fairs around the world which specifically focus on licensing new businesses. In addition, to expand its distribution business, the Company participated at the International Spring Fair in Birmingham, England during February 1996. The Company has developed a new series of marketing and sales promotion media to promote its products and the retail stores. The Company also has upgraded its instore merchandising materials and information literature, and has hired a public relations officer to aid with these marketing campaigns.

         The Company's objective is to license retail stores which provide adult customers of all ages the convenience of one-stop shopping for skincare and haircare products. The Company's marketing strategy is to require licensees to provide customers with a leisurely atmosphere in which to shop while they select and test different scents and colors at their own pace. The Company also sells directly to independent retailers in England. The Company believes that its products are affordable while, at the same time, maintaining a high-quality standard. The Company prices its products below comparable designer department-store brands (such as Lancome, Clarins and Shiseido), but above comparable mass-market brands sold in drugstores or discount stores (such as Naturistics, Freemans and Montange Jeunesse). The Company anticipates that its marketing costs will proportionately decrease as sales volumes increase.

Distribution

         Each retail licensee is required to purchase inventory prior to the opening of an Applewoods' retail store. As inventory is sold, or if a retailer wishes to purchase a new product line, the retail store places orders for goods by facsimile transmission to the Company's offices in Devon, England. The Company endeavors to fulfill orders within two (2) weeks from the date of receipt. Most orders are fulfilled from the Company's inventory or, in the event of a large order, the Company manufactures the goods (except for certain goods purchased from outside sources) as ordered. The Company's order processing system is part of the Pegasus Accounting System which allows the Company to maintain optimum inventory balances for the maintenance of minimum balances and to minimize the carrying cost of the Company's inventory. Most overseas orders are shipped FOB Applewoods and each retailer usually requests delivery by container to his facility.

Suppliers

         During the year ended June 30, 1995, the Company discontinued manufacturing its own soap and soap related products and in August 1995, concluded the sale of its soap making equipment to ISC International Ltd. ("ISC"), a British Virgin Island corporation, previously a principal stockholder of the Company. ISC became a subsidiary of the Dial Corporation, a United States corporation, and transferred its shares of the Company to Tanisi International Ltd., a British Virgin Island corporation. The Company decided to cease manufacturing these particular products itself because management concluded that better prices and larger margins could be obtained by contracting for the manufacture of soap by an independent supplier. In furtherance of this plan, the Company has entered into a ten (10) year contract with ISC, renewable for a further ten (10) years upon the fulfillment of certain conditions, including, without limitation, the achievement of certain specified sales targets.

         The Company acquires fragrances, packaging and labels from outside suppliers for use in connection with its manufactured products. The Company tests each product and their raw materials to determine ingredient compatibility. These tests may be conducted by independent third parties in those instances where the Company believes outside testing to be necessary and appropriate.

         The Company believes that its present manufacturing facilities enhanced by certain capital improvements, will be sufficient to meet product demands for the foreseeable future. The Company does not have any long-term contracts with the suppliers of raw materials used in the manufacturing of the Company's products. As a result, the Company will be required to identify new suppliers for such materials in the event its present sources are interrupted or discontinued. The Company believes that alternative suppliers exist, and will be available if necessary. There can be no assurance, however, that the Company will be able to obtain raw materials and supplies from such alternative sources, or that it will be able to do so without delay or increased costs.

Packaging

         The Company purchases plastic bottles and caps for its products directly from manufacturers. In order to avoid any supply disruptions, the Company operates under a minimum balance ordering scheme for its inventory. The Company normally keeps two (2) to three
(3) months of inventory on hand. Management believes that this provides adequate time to identify new suppliers should a particular manufacturer experience any production or distribution delays.

         The Company designs the labels used on its products. Product labels are designed to coordinate with the particular product and packaging and are intended to project the Company's image. Product labels are manufactured by outside suppliers.

Manufacturing

         The Company manufactures all of its liquid toiletry products with the exception of certain alcohol-based products, soaps, soap related products, candles and accessories. The Company's manufacturing facilities are located at International House, Heathfield Industrial Estate, Newton Abbot, Devon, England where the Company leases approximately 34,500 square feet (plus a further facility of approximately 5,000 square feet of offsite warehouse space). This facility is also utilized by the Company for the construction of storefronts and fixtures to be utilized in Applewoods stores. The manufacturing facility operates for one and a half shifts during busy periods.

Retail Store Licenses

         Most Applewood's stores are operated by a licensee pursuant to the terms of a license agreement typically entered into by the Company and the licensee for a period of five (5) years. The license agreement restricts (i) the territory in which the licensee may operate, (ii) the goods which such licensee may sell in an Applewoods' store, and (iii) the licensee from competing with the Company's business or from using the Company's trademarks (except as expressly permitted). Further, the licensee is required to comply with the Company's manual, to meet certain sales targets and to open further stores in the territory as agreed upon. The agreement is typically renewable for a further five (5) year period upon the fulfillment by the licensee of certain conditions, including achieving certain sales targets. The Company intends to enter into such license agreement with all retailers operating an Applewoods' retail store.

Retail Stores

         Each Applewoods' store is owned and operated under the direction of a licensee or sublicensee. The Company's stores are designed to provide an attractive, clean, natural, colorful and convenient atmosphere for customers. The typical Applewoods store devotes an average of 90% of its total square footage to selling space. Store sizes typically range from 500 to 1,000 square feet, with an average size store being 700 square feet and having selling space of 650 square feet. There are wall to wall shelves to display products by category, with related products displayed on adjacent areas. Point-of-sale signs containing prices and descriptions of the products are prominently displayed and brochures for most products are also available for customers.

         Although the stores are self-service, store personnel are trained to assist customers by guiding them to appropriate products or product groups and providing product information.

Store Locations

         As of September 15, 1996, there were 52 Applewoods' retail stores in the following locations:

                  USA                       4
                  Canada                    9
                  Asia                      10
                  Europe                    18
                  Middle East               7

                  Latin America             4
                                            -
                  TOTAL                     52
                                            ==

         The Company encourages site selection by its licensees based on customer demographics, traffic generated by shopping malls, residents, shoppers or tourists. Given the number of geographic regions that management believes have high market potential, the Company expects a sufficient number of suitable locations to be available for new Applewoods' stores.

         An important aspect of the Company's growth strategy is to reach new customers through the opening of new stores in new markets and, as conditions warrant and appropriate locations become available, in existing markets. There can be no assurance that the Company's expansion within its existing markets will not adversely affect the individual financial performance of the Company's existing stores or its overall results of operations. The Company's ability to implement its expansion plans successfully will depend upon a number of factors, including the ability to attract qualified licensees, hire and train qualified employees, the availability of suitable store locations on acceptable terms, availability of additional capital on acceptable terms, the ability to control operating costs and the ability to maintain management information and distribution systems to meet growth requirements.

Competition

         The Company competes in the retail cosmetics and personal-care products industry. The industry is comprised of large discount chains, independent discount outlets, department stores, supermarkets, drugstores, direct marketers and specialty retailers. Although the Company competes with all of these sellers of personal-care products, the Company believes that its success will be determined upon how it competes with specialty retailers, such as The Body Shop, Crabtree and Evelyn, and Bath and Body Works. Virtually all of the Company's competitors and potential competitors (including The Body Shop, Crabtree and Evelyn and Bath and Body Works) have substantially greater resources, including capital, research and development personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines. Some of the Company's competitors have long-term or preferential supply arrangements with established retailers. Such arrangements may act as a barrier to market entry. There can be no assurance that the Company will be able to compete successfully.


International Operations

         Information as to sales to unaffiliated customers by geographic area is set forth in footnote 8 to the Consolidated
Financial Statements of the Company and is incorporated herein by reference.

Trademarks and Service Marks

         The Company has filed applications to register or has received certain registered trademarks in each country in which the Company sells products and believes such protection to be necessary. In certain countries, including but not limited to, Singapore, Chile and the Philippines, the related Registrar has raised objections to registration. Although the Company is endeavoring to overcome said objections, there is no guarantee that the related trademarks will be registered or that once registered, infringements will not occur. Further, in certain countries including, but not limited to, Spain and Japan, notwithstanding prohibitions in the related license agreement, the related licensee registered the Company's trademarks in the related licensee's own name. The Company has prosecuted such infringements vigorously and has been successful in several countries, including Spain and Japan, but there is no guarantee that in the future the Company will be successful at restricting unauthorized usage of its trademarks. Nevertheless, the Company intends to defend vigorously claims that use by the Company of its trademarks infringe upon the intellectual property rights of third parties.

         The Company's interest in the Company's trademarks in Latin America was reassigned to it by its wholly-owned subsidiary ALA and ALA was dissolved on July 15, 1996.

Management and Employees

         The Company employs three (3) executive officers, approximately nine (9) people in administration, approximately forty eight (48) in product development, manufacturing and distribution, two
(2) in store operations and training, and approximately thirty two
(32) people in shopfitting and additional personnel on a part-time basis as required to compensate for seasonal fluctuations. The Company's work force is not currently unionized, nor is the Company aware of any efforts by its employees to unionize. The Company considers its employee relations to be good.

Government Regulation


         The Company is subject to the Consumer Product Safety Act, the Federal Hazardous Substance Act and to the jurisdiction of the Consumer Product Safety Commission as well as product safety laws in foreign jurisdictions. Such regulations subject the Company to the possibility of requirements of repurchase or recall of products found to be defective and the possibility of fines or penalties. The FDA has promulgated certain regulations concerning product labeling and product claims. In addition, the Federal Trade Commission ("FTC") regulates product claims. Existing and future FDA and FTC regulations could impact certain products of the Company.

         The Company currently enters into license agreements with each Applewoods' retailer, pursuant to which the Company requires such licensees to purchase the Company's products and to sell those products in accordance with the Company's manual. Accordingly, although the Company has endeavored to create relationships with its United States licensees which do not violate federal or state franchise laws and regulations, such laws and regulations may apply to the licenses awarded by the Company to one or more of the existing or future United States retail stores. Such laws and regulations require certain disclosures to be made by a franchisor to a potential franchisee and govern the offer and sale of franchises. These laws have broad enforcement provisions, including civil and criminal penalties, and, under certain state laws, potential and existing franchisees may have a private cause of action for franchise violations. While management does not currently believe that it has violated such franchise laws, there can be no assurance that the Company will not be required to comply with such laws and regulations, particularly as the Company enters into additional relationships with retailers located in the United States. Consequently, the Company intends to prepare the required disclosure documents and commence filings with the Federal Trade Commission and relevant state agencies in order to comply with all applicable state and federal franchise laws with respect to existing Applewoods locations in the United States as well as the opening of new Applewoods' stores. There can be no assurance that the Company will be granted all necessary approvals to conduct a franchise business, either by the FTC or state agencies, or that such approval will be granted without delay.

Item 2.  PROPERTIES.

         The Company's corporate offices are located in England at International House, Heathfield Industrial Estate, Newton Abbot, Devon TQ12 6RY and in the United States at 274 Riverside Avenue, Westport, Connecticut 06881. The Company leases three units at its Heathfield

Industrial Estate, Devon, England facility for office and warehouse space. Each of there leases expires in August 1998. The annual rent for the Company's Devon facilities is (pound)103,500 per annum (approximately $165,031) and council rates of (pound)23,362 (approximately $37,251) per annum. In addition, the Company leases a small warehouse in Devon of 5,000 square feet at an annual rate of (pound)12,708 (approximately $20,265). The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

         The Company's executive headquarters are in Westport, Connecticut. The Company's lease is on a month to month basis at a rent of $500 per month.

Item 3.  LEGAL PROCEEDINGS.

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party. There is one continuing proceeding to which the Company is a party which the Company does not believe is material for the reasons set forth below.

         In November 1993, Mr. Ian Mitchell, the former controlling stockholder of AIL prior to its entering into receivership, commenced proceedings against AIL in a litigation entitled Ian Robert Mitchell and Applewoods International Limited in The High Court of Justice, Queen's Bench Division, in England, seeking damages for wrongful dismissal from his position as sales director of AIL and for loss of his shareholdings. Should he succeed he places a value on this claim of not less than $186,000, although he is also seeking an assessment of unspecified damages. The Company intends to vigorously defend Mr. Mitchell's claim and has asserted counterclaims in excess of plaintiff's demand against Mr. Mitchell and his wife, Judith Ann Mitchell, alleging deception, breach of warranty, and misrepresentation by them in connection with their sale to AIL of the business and property of AIL and grave misconduct and material breaches of Mr. Mitchell's service agreement, such that AIL was entitled to terminate his employment and treat the service agreement as rescinded. The Company intends to vigorously defend against the claims asserted by Mr. Mitchell.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON

         EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock commenced trading on The Nasdaq SmallCap Market ("Nasdaq") on the effectiveness of the Company's initial public offering on April 10, 1996 under the trading symbol "APWD". The Common Stock is regularly quoted and traded on Nasdaq.

         The following table indicates the high and low bid prices for the Company's Common Stock for the period up to September 30, 1996 based upon information supplied by Nasdaq. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                                   Quoted Bid Price
                                                   -----------------
                                                 High             Low
                                                 ----             ---
          1996 Calendar Year
          ------------------
          Second Quarter                        16.50            6.75
           April 10, 1996
           - June 30, 1996

          Third Quarter                         15.25            5.50
           July 1, 1996
           - September 30, 1996

---------------
         The Company effected a two-for-one stock split with respect to its shares of Common Stock outstanding on May 9, 1996.

         On September 30, 1996, the closing price of the Common Stock as reported on Nasdaq was $5.50. On October 4, 1996, there were 18 holders of record of Common Stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Applewoods, Inc., a Delaware corporation, ("AI"), was formed in September 1995 to acquire all of the outstanding stock of Applewoods International Limited ("AIL"), a company registered in Great Britain. The acquisition was recorded as a recapitalization of AIL, with AI as the acquirer. AI and AIL are collectively referred to as the "the Company."

         The business of the Company is the establishment of licensed retail stores to sell "natural" soaps, toiletries and related gift products. The Company manufactures both the products and the associated shopfittings at its premises in Devon, England. During the past three years, the Company has pursued an active policy of developing original product lines in-house and sourcing accessory products from around the world. This is essential to provide a sufficient range and variety of products to make the stores successful. It is anticipated that this range development will continue for the foreseeable future.

         The Company has recently exhibited at major trade shows in the USA, Canada, Europe and South America where management met with its existing and potential licensees in order to secure new operators of Applewoods retail stores.

         The year ending June 1996 has been dominated by the activity surrounding the Company's initial public offering which was declared effective on April 10, 1996. The funds raised give the Company the ability to develop its products and bring them to market as rapidly as it is able. Historically, the performance of the Company has been greatly hampered by the lack of financial resources. The Company believes that it now has the products and resources to become successful in the cosmetics market.

Results of Operations

Year ended June 30, 1996 compared to year ended June 30, 1995

         The Company's revenues are generated from the initial fee charged to its retail store licensees for the design and fixturing of the retail space and from the sale of products to these licensees. Total revenues increased by 11.2% over the previous year. Within this, product sales increased by 21.1% over the previous year, essentially due to the increased number of shops. At June 1996, the Company had 47 shops operating compared with 30 at June 1995. Shopfitting revenue, however, decreased by 20.1% This was partly a result of the standstill in shopfitting activity due to potential licensees waiting for the outcome of the public offering and partly due to the fact that some of the shops opened in this year were smaller in-store concessions which were fitted out locally.

          The gross profit percentage for the year ended June 30, 1996 declined from 37% to 28%. This was a result of the lack of activity in shopfitting where the margin slipped from 41% to 14%, while the product sales gross margin decreased from 36% to 32%. Approximately $95,000 of this was due to the write off of inventory relating to stock lines which, following the completion of the public offering, are now to be replaced by new products.

         Selling, general and administrative expenses increased to some $2,101,000 this year from some $1,363,000 in the previous year. The Company commenced salary payments to two officers this year, incurring an expense of some $255,000. Also, the provision for doubtful accounts has increased by $95,000 to $97,000. The remaining expense increase was some $390,000 or some 29% over the previous year. The major element within this was the increase in sales promotion, travel and product development, which all relate to the increased efforts by the Company to develop the worldwide market for its products.

         The Company also recognized $720,000 of noncash consulting expense related to two new consulting agreements which commenced in October 1995, and $278,000 in accreted interest in respect of certain bridge loans made to the Company. An additional loss of $107,000 on extinguishment of the debt is shown as an extraordinary item.

         Other than the bridge interest expense referred to above, interest expense for the year decreased by $78,000 or 30% from the previous year. This was due to the effect of the public offering in April 1996 which replaced the bank borrowings and other loans with a cash surplus.

         It should be noted that there remains a further $1,200,000 of noncash consulting fee expense which will be recognized over the next five quarters.

Year ended June 30, 1995  compared to year ended June 30 , 1994

         Total revenues increased by 37.8% over the previous year. Within this, product sales increased by 26.3% over the previous year, essentially due to the increased number of shops. At June 1995, the Company had 30 shops operating compared with 14 at June 1994. Shopfitting revenue increased by 92.9%, this being the first year that the policy of concentrating on licensed shops was put into operation.

          The gross profit percentage for the year ended June 30, 1995 remained at approximately 37%.

         Selling, general and administrative expenses increased to some $1,363,000 this year from some $1,350,000 in the previous year. This increase of only 1% reflects the improved use of personnel where the Company was able to generate a higher sales volume with a reduced number of sales employees.

         Interest expense for the year increased by $17,000 or 7% from the previous year.

Liquidity and Capital Resources

         At June 30, 1996, the Company had working capital of $6,392,000 including cash and cash equivalents of $3,958,000.

         During the year, the Company used cash of approximately $1,889,000 to fund operations. Contributing to this use of cash was a net loss for the year, before noncash bridge loan and consulting items of some $1,210,000, an increase in inventory of $403,000 and an increase in the Company's accounts receivable of approximately $230,000. Net cash used in investing activities increased to $334,000 due to the purchase in the year of new machinery to automate the production process. Net cash provided by financing activities increased to $6,073,000 essentially due to the public offering and subsequent warrant conversion, which raised some $7,137,000, net of offering costs. Bank borrowings of $666,000 were repaid during the year.

         Currently, the Company expects to spend approximately
$250,000 in capital expenditures in 1996/97, primarily in further production machinery. The Company believes that existing bank balances and cash flow from operations will be sufficient to meet these requirements for the foreseeable future.

Impact of Inflation

         Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue.

Seasonality

         The Company experiences considerable seasonal fluctuation in its quarterly results due to the pre-Christmas retail sales period. In the last two years, an average of 39% of annual product sales were generated in the October to December quarter. Quarterly results should therefore be viewed in the context of the above.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Moore Stephens, P.C. (formerly Mortenson & Associates, P.C.) ("Moore Stephens") by the letter dated June 26, 1996 was dismissed as the independent accountants for the Registrant. The reports of Moore Stephens on the financial statements of the Registrant for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Registrant's Board of Directors approved the dismissal of Moore Stephens. For the two most recent fiscal years and through June 26, 1996, there have been no disagreements between the Registrant and Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Moore Stephens to make a reference thereto in its report on the Registrant's financial statements for such period. During the two most recent fiscal years and through June 26, 1996, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

         The Registrant was furnished with a letter from Moore
Stephens addressed to the Securities and Exchange Commission stating that Moore Stephens agrees with the above statements.

         The Registrant engaged Price Waterhouse LLP ("PW"), as its new independent accountants as of June 26, 1996. Prior to such date, the Registrant did not consult with PW regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by PW, or (iii) any other matter that was the subject of a disagreement between the Registrant and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

                              PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

Directors and Executive Officers

         The information required by this Item is included under the captions "Directors and Executive Officers," "Biographical Summaries," "Meetings and Committees of the Board of Directors," and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Proxy
Statement, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

         The information required by this Item is included under the captions "Compensation of Directors and Executive Officers - Summary Compensation Table", and "Compensation of Directors and Executive Officers Employment and Consulting Agreements" in the Proxy Statement and incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is included under the caption "Principal Stockholders and Stock Ownership of Management" in the Proxy Statement, and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is included under the caption "Certain Transactions" in the Proxy Statement, and is incorporated herein by reference.

                               PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in
Part II, Item 8:

Index to Financial Statements and Schedules

Report of Independent Certified Public Accountants                    F-1

Balance sheets as of June 30, 1996 and June 30, 1995                  F-2

Statements of operations for the years ended                          F-3
 June 30, 1996 and 1995

Statements of stockholders' equity for the years                      F-4
  ended June 30, 1996 and 1995

Statements of cash flows for the years ended                          F-5
 June 30, 1996 and 1995

Notes to financial statements                                      F-6 - F-13

                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Applewoods, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Applewoods, Inc. at June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Morristown, New Jersey
October 11, 1996

APPLEWOODS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                     June 30         June 30
                                                      1996            1995
                                                      ----            ----
Assets:
Current Assets:
   Cash                                             $3,958,168    $       --
   Trade Accounts Receivable, net of
      allowance for doubtful accounts
      of $ 97,538                                      673,689         443,457
   Other Receivables                                   108,118          26,271
   Inventory                                         1,742,066       1,339,308
   Prepaid Consultancy Fees                            993,000            --
   Other Current Assets                                 65,177         130,843
                                                  ------------    ------------
Total Current Assets                                 7,540,218       1,939,879
                                                  ------------    ------------

                                                  ------------    ------------
Property, Plant and Equipment - Net                    424,222         238,478
                                                  ------------    ------------

Other Assets
   Trademarks - Net                                     80,794          66,838
   Prepaid Consultancy Fees                            293,000            --
                                                  ------------    ------------
Total Other Assets                                     373,794          66,838
                                                  ------------    ------------

                                                  ============    ============
Total Assets                                        $8,338,234      $2,245,195
                                                  ============    ============

Liabilities and Stockholders' Equity:
Current Liabilities:
   Overdraft at Bank                              $       --          $427,072
   Accounts Payable                                    905,889         917,334
   Accrued Expenses                                    100,384         153,431
   Accrued Taxes                                        34,685          37,809
   Leases Payable                                         --            63,389
   Other Current Liabilities                            57,311          39,698
   Other Current Liabilities -
      Related Parties                                   49,883         122,888
   Notes Payable                                          --           239,175
                                                  ------------    ------------
Total Current Liabilities                            1,148,152       2,000,796

                                                  ------------    ------------

Long-Term Liabilities
   Leases Payable                                         --            14,547
   Related Party Debt                                     --         2,651,341
                                                  ------------    ------------
Total Long-Term Liabilities                               --         2,665,888
                                                  ------------    ------------

Commitments And Contingencies (Notes 4 and 15)

Stockholders' Equity:
   Series A Preferred Stock - $.0001 Par Value,
      500,000 Shares Authorized, 249,911
      Shares Issued                                         25            --
   Common Stock, $.0001 Par Value,
      30,000,000 Shares Authorized, 8,472,000
      Shares Issued                                        847             180
   Additional Paid-In Capital                       12,040,017         211,153
   Accumulated Deficit                              (4,919,790)     (2,604,716)
   Cumulative Foreign Currency Translation
      Adjustment                                        68,983         (28,106)
                                                  ------------    ------------
Total Stockholders' Equity                           7,190,082      (2,421,489)

                                                  ============    ============
Total Liabilities and Stockholders' Equity          $8,338,234      $2,245,195
                                                  ============    ============

    See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                      Years Ended
                                             --------------------------
                                                June 30      June 30
                                                 1996         1995
                                                -------      -------
Revenues:
   Product Sales                              $3,146,258     $2,598,008
   Shopfitting Revenue                           661,538        827,470
                                             -----------   ------------

     Total Revenues                            3,807,796      3,425,478
                                             -----------   ------------

Cost of Sales:
   Product Sales                               2,156,754      1,671,538
   Shopfitting Revenue                           568,246        485,507
                                             -----------   ------------

      Total Cost of Sales:                     2,725,000      2,157,045
                                             -----------   ------------

    Gross Profit                               1,082,796      1,268,433

Selling, General and Admin. Expenses           2,101,066      1,363,345
Consultancy Fees                                 734,000           --
                                             -----------   ------------

  (Loss)  From Operations:                    (1,752,270)       (94,912)
                                             -----------   ------------

Other Income (Expense):

    Gain on Sale of Equipment                      8,993         34,374
    Foreign Exchange (Loss)/Gain                  (3,441)        33,420
    Interest Income                                  943              0
    Interest Expense                            (462,025)      (261,400)
                                             -----------   ------------
          Total Other (Expense)                 (455,530)      (193,606)
                                             -----------   ------------

(Loss) before Income Taxes and
  Extraordinary Item                          (2,207,800)      (288,518)

Provision for Income Taxes                          --             --
                                             -----------   ------------


(Loss) before Extraordinary Item              (2,207,800)      (288,518)

Exraordinary Item, Loss on Extinguishment
  of Debt                                       (107,274)          --
                                             -----------   ------------

Net (Loss)                                   $(2,315,074)  $   (288,518)
                                             ===========   ============

(Loss) before Extraordinary Item per share   $     (0.37)  $      (0.06)

Extraordinary Item per share                       (0.02)            --
                                             -----------   ------------

Net (Loss) per share                         $     (0.39)  $      (0.06)
                                             ===========   ============

Weighted average number of shares              5,927,342      5,136,000
                                             ===========   ============

    See accompanying notes to the consolidated financial statements

APPLEWOODS, INC
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                                      Cumulative
                                                                                                       Foreign
                                 Common Stock        Series A Preferred    Additional                 Currency         Total
                              ------------------     ------------------     Paid-In    Accumulated   Translation     Stockholders'
                              Shares      Amount     Shares      Amount     Capital      Deficit     Adjustments    Equity/(Deficit)
                              ------      ------     ------      ------    ----------  -----------   -----------    ---------------
Balance - June 30 1994:       3,600,000    $180        --          --       $139,850   $(2,316,198)    $43,726       $(2,132,442)

Capital Contributions
of Imputed Interest                --       --         --          --         71,303          --          --              71,303

Foreign Currency
Translation Adjustment             --       --         --          --           --            --       (71,832)          (71,832)

Net Loss                           --       --         --          --           --        (288,518)       --            (288,518)
                              --------------------------------------------------------------------------------------------------

Balance - June 30 1995:       3,600,000     180        --          --        211,153    (2,604,716)    (28,106)       (2,421,489)

Capital Contributions
of Imputed Interest                --       --         --          --         55,119          --          --              55,119

Conversion of Debt
to Equity                          --       --      249,911        25      2,330,591          --          --           2,330,616


Issuance of Stock
- Consultancy                   960,000      48        --          --      1,919,952          --          --           1,920,000
Issuance of Stock
- Bridge Loan                   576,000      29        --          --        386,157          --          --             386,186
Issuance of Stock
- Public Offering             2,760,000     138        --          --      5,409,497          --          --           5,409,635
(Net of Offering Costs
of $1,490,365)
Issuance of Stock -
Class "A" Warrant Conversion    576,000      29        --          --      1,727,971          --          --           1,728,000

Stock Split                        --       423        --          --           (423)         --          --                --

Foreign Currency
Translation Adjustment             --       --         --          --           --            --        97,089            97,089


Net Loss                           --       --         --          --           --      (2,315,074)       --          (2,315,074)
                              --------------------------------------------------------------------------------------------------

Balance - June 30 1996:       8,472,000    $847     249,911       $25    $12,040,017   $(4,919,790)    $68,983        $7,190,082
                              ==================================================================================================

   See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                       Years Ended
                                               --------------------------
                                                  June 30        June 30
                                                   1996            1995
                                                   ----            ----
Operating Activities:
    Net Loss                                   $(2,315,074)     $(288,518)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                 101,882         93,834
      Amortization of Trademarks                    30,383         21,062
      (Gain) on Sale of Equipment                   (8,993)       (34,373)
      Loss on Extinguishment of Debt               107,274           --
      Imputed Interest                              55,119         71,303
      Non-Cash Consulting Fees                     720,000           --
      Accretion of Interest on  Bridge Loans       278,912           --
Changes in Assets and Liabilities:
          Trade Accounts Receivable               (230,232)      (132,141)
          Other Receivables                        (81,847)        40,735
          Inventory                               (402,758)      (514,695)
          Other Current Assets                      32,666        (79,630)
          Other Assets                             (53,000)          --
          Accounts Payable                         (11,445)       431,354
          Accrued Expenses                         (53,047)       (29,183)
          Accrued Taxes                             (3,124)        18,574
          Other Current Liabilities                 17,613         80,025
          Other Current Liabilities -
            Related Parties                        (73,005)       (77,112)
                                               -----------    -----------
Net Cash - Operating Activities                 (1,888,676)      (398,765)
                                               -----------    -----------

Investing Activities:
    Proceeds from Sale of Equipment                 37,290        156,496
    Purchase of Property and Equipment            (324,522)       (64,997)
    Investment in Trademarks                       (47,264)       (27,772)
                                               -----------    -----------
Net Cash - Investing Activities                   (334,496)        63,727
                                               -----------    -----------

Financing Activities:
    Proceeds of Stock Issue, net                 7,137,635           --
    Payment of Lease Obligations                   (77,936)       (55,379)
    (Repayment of)/Proceeds from Cash
        Overdraft                                 (427,072)        16,595

    (Repayment of)/Proceeds from
       Short-Term Loans                           (239,175)       237,615
    (Repayment of)/Proceeds from Related
       Party Loans                                (320,725)       149,735
                                               -----------    -----------
Net Cash - Financing Activities                  6,072,727        348,566
                                               -----------    -----------

                                               -----------    -----------
Effect of Exchange Rate Changes On Cash            108,613        (13,528)
                                               -----------    -----------

Net Increase In Cash                             3,958,168           --

Cash  - Beginning of Period                           --             --
                                               -----------    -----------
Cash  - End of Period                           $3,958,168    $      --
                                               ===========    ===========


Supplemental Disclosures of Cash
  Flow Information:
    Cash paid during the year for:
          Interest                                $212,196        $42,892
          Income Taxes                         $      --      $      --


    See accompanying notes to the consolidated financial statements

(1)      Organization and Business

         Applewoods, Inc, a Delaware corporation ("AI") was formed in September 1995 to acquire all of the outstanding stock of Applewoods International Limited ("AIL") . AIL, an English corporation, established in 1978, sells natural soaps, oils, fragrances, lotions, other toiletries and related gift products to licensed Applewoods stores; it also manufactures the shop units and fits out the stores. AI and AIL are collectively referred to as "the Company".

         The acquisition is recorded as a recapitalization of AIL, with AI as the acquirer. AI is considered a public shell and accordingly, the transaction is not considered a business combination. The transaction is accounted for as a reverse acquisition whereby AI is considered to be the acquiree even though legally it is the acquiror, since it issued its shares of stock to effect the acquisition. Since this is a reverse acquisition, the legal acquiror, AI, continues in existence as the legal entity whose shares represent the outstanding common stock of the combined entities. The financial statements give retroactive effect to the recapitalization as if it occurred at the beginning of the first period presented.

         The stock acquisition, as described above, occurred immediately preceding the effective date of the Company's initial public offering on April 10, 1996.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 30, 1996.

         Accounts Receivable - Substantially all accounts receivable are due from the Company's licensed shops and distributors. Product is purchased by licensed shops on a per shipment basis. Credit is extended based on an evaluation of the customers' financial condition. Management limits its credit risk by insuring the great majority of its non-U.K. receivables up to their full value.

         Inventory - Inventory is stated at the lower of cost or market. At the balance sheet date, cost is determined using the first-in, first-out method.

         Prepaid Consultancy Fees - The Company has entered into consultancy contracts related to developing business in the U.S. The Company is currently evaluating certain business opportunities in the U.S. These contracts will be amortized using the straight-line method over the period of benefit. It is the Company's policy to periodically review and evaluate whether the benefits associated with these contracts are expected to be realized.

         Property, Plant and Equipment and Depreciation - Property, plant and equipment are carried at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets, which range from three to five years.

         Trademarks - Trademarks, which are stated at cost, consist primarily of legal costs incurred in registering the trademarks.
Amortization is provided on a straight-line basis over the life of the trademark, which is estimated to be five years.

         Recoverability of Long-Lived Assets - The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

         Revenue Recognition - The Company's revenues are generated from its retail store licensees for the design and fixturing of the retail space ("shopfitting revenue") and from the sale of products to these licensees. Revenues from product sales are recognized at time of shipment. Shopfitting revenues are recognized upon shipment of the completed fixtures. Immediately upon delivery of the fixtures, the Company provides installation, set-up and product services. The fees for these services, which are immaterial, are included in shopfitting revenue.

         Income Taxes - Deferred income taxes reflect the expected future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

         Foreign Currency Translation - Balance sheet amounts denominated in British pound sterling have been translated into US dollars using the balance sheet date rate of exchange. Operational results denominated in British pound sterling have been translated into US dollars using the average period rate of exchange. Equity transactions denominated in British pound sterling have been translated into US dollars using the effective rate of exchange at date of issuance. Foreign exchange gains and losses have been included in income.

         Earnings (Loss) Per Share - Earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding for the periods presented. Generally, common stock equivalents are included in the computation only when their effect is considered dilutive. However, stock and warrants issued within a one-year period prior to the initial filing of the Company's public offering have been included in the computation as outstanding for all periods presented even when their effect is anti-dilutive.

         Research and Development - Research and Development costs are expended as incurred.

         Non Cash Investing and Financing Activities - In October
1995, the Company entered into two-year consulting agreements with two unaffiliated individuals and issued a total of 960,000 shares of the Company's Common Stock with a fair value of $1,920,000 of which $720,000 was expended through June 1996.

         In April 1996, immediately prior to the effective date of the Company's initial public offering, the related party debt was either canceled and contributed to capital or converted to Series A Preferred Stock. The existing stockholders of AIL exchanged their interests in AIL for a pro rata number of the 3,600,000 shares of the Company. In addition, as capital contributions, they canceled indebtedness owed to them in the aggregate principal amount of $1,081,072. The Company issued 249,911 shares of Series A Preferred Stock to two Directors and others in exchange for the cancellation of indebtedness of the Company in the aggregate principal amount of $1,249,544.

(3)      Related Party Transactions

         In April 1994, the Company received from a director of the Company a $100,000 deposit to be applied against future product shipments. The Company applies 50% of product shipments against this deposit and the remaining 50% is paid in cash. The Company expects this deposit to be fully utilized during the year ended June 30, 1997. As of June 30, 1996, the balance of this deposit is $12,339 and is included on the balance sheet as "Other Current Liabilities - Related Parties". Total revenue recognized to date on sales to this director is approximately $136,000.

         In April 1994, the Company entered into a ten-year agreement with ISC International, Ltd ("ISC"), a former stockholder of the Company, and a company under the common control of Armando Araujo, a director (until August 1996) of the Company, for the manufacture of soap and soap related products.

         In April 1994, the Company entered into a license agreement with ISC to exclusively sell the Company's products in Latin America. In connection with this agreement, the Company received from ISC an advance payment of $100,000 to be applied against future product shipments. The Company applies 50% of product shipments against this advance payment and the remaining 50% is paid in cash. The Company expects this advance payment to be fully utilized during the year ending June 30, 1997.

As of June 30, 1996, $37,544 remains deferred and is included on the balance sheet as "Other Current Liabilities - Related Parties". Total revenue recognized to date on sales to ISC is approximately $75,000.

(4)      Commitments

         (A) Employment Agreements - In July 1995, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The agreements provide for an aggregate annual salary of $300,000 with future increases and bonuses at the discretion of the Board of Directors. In addition, the agreements provide for the grant of options upon the Company's attainment of specified earnings levels. If the specified earnings levels are attained, each officer will receive options to purchase 12% of the outstanding stock of the Company. This granting of options to purchase common stock will result in compensation expense to the Company equal to the excess of the fair market value per share of the common stock over the exercise price of $1.50 per share multiplied by the number of options granted.

         (B) Consulting Agreements - In October 1995, the Company entered into two two-year consultancy agreements. The Company issued an aggregate 960,000 shares of its common stock as compensation for these agreements. Consulting expense of approximately $1,920,000 will be recognized over the two-year term of these agreements. During the year ended June 30,1996, the Company recognized $720,000 consulting expense related to these agreements.

         (C) Stock Incentive Plan - In October 1995, the Company adopted the 1995 Stock Plan (the "1995 Plan") to provide an incentive for officers and other key employees. The 1995 Plan authorizes the grant to officers and other key employees of the Company of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1995 Plan is initially 1,000,000 shares. In January 1996, the Company issued 100,000 options to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The options vest equally on each one year anniversary during the three-year period following the date of issuance and are exercisable for an eighteen-month period commencing on the vesting date.

         (D) Leases - The Company leases building and office space under operating leases terminable in various years through 1998.
Rental expense for the years ended June 30, 1996 and 1995 was $162,925 and $163,664, respectively.

         Minimum annual lease commitments at June 30, 1996, under noncancellable leases, to June 30 each year, are as follows:


         1997                               $  153,244
         1998                                  145,669
         1999                                   14,006
    ----------

                                            $  312,919
                                            ==========
(5)      Property, Plant & Equipment

Property, Plant & Equipment is comprised of the following:

                                           June 30,           June 30,
                                               1996               1995
  ---------          ---------
Plant & Machinery                         $ 441,798          $ 247,398
Office Equipment & Fittings                 140,496             29,404
Motor Vehicles                               36,900            133,099
                                          ---------          ---------

                                            619,194            409,901


Less: Accumulated depreciation              194,972            171,423
                                          ---------          ---------

                                           $424,222           $238,478
  =========           ========


(6)     Trademarks

Trademarks are comprised of the following:

                                           June 30,          June 30,
                                               1996              1995
                                           --------          --------
Cost                                      $ 149,949         $ 106,004

Less: Accumulated amortization               69,155            39,166

                                          ---------          --------
                                          $  80,794         $  66,838
                                          =========          ========

(7)     Inventory

The following is a summary of inventory:

                                           June 30,          June 30,
                                               1996              1995
                                         ----------        ----------
Raw Materials                             $ 856,893         $ 748,852
Work in Progress                             24,886             7,864
Finished Goods                              860,287           582,592
                                         ----------        ----------

                                         $1,742,066        $1,339,308
                                         ==========        ==========


(8)     Export Sales

        A substantial portion of the Company's revenues are derived from export sales to geographic areas outside the U.S. These areas and the corresponding revenues from sales made to unaffiliated customers within these areas is as follows:

                                            June 30,          June 30,
                                                1996              1995
                                         -----------        ----------
North America                            $   267,650        $  219,704

Europe                                     1,298,730         1,626,659
South East Asia                            1,268,389           516,240
Rest of World                                559,352           680,766
                                         -----------        ----------

                                         $ 3,394,121        $3,043,369
                                         ===========        ==========

(9)     Bridge Lenders

        In September and October 1995, the Company borrowed an aggregate of $500,000 to provide working capital for the Company, and in connection with such loans executed promissory notes in the principal amount of $500,000 bearing interest at 8% per annum. The notes were payable on the earlier of the closing of the initial public offering or June 30, 1996. As additional consideration, the bridge lenders received 576,000 bridge units each consisting of one share of Common Stock, one Class A Warrant, exercisable at $3.00 per share and one Class B Warrant, exercisable at $5.00 per share. The bridge loans together with accreted interest were repaid in April 1996. The proceeds received were allocated to the notes ($114,000) and to the bridge units ($386,000) based on the relative fair values of the notes and bridge units. Interest on the notes was accreted to the date of repayment and amounted to approximately $278,000 which has been included in interest expense. The unamortized debt discount remaining of $107,000 has been expended as an extraordinary item.

(10)    Public Offering

        On April 10, 1996, the Company's registration statement to offer for sale 2,400,000 shares of Common Stock at $2.50 per share was declared effective. In April 1996, the Company received net proceeds of $5,409,635 from the sale of 2,400,000 shares and 360,000 over-allotment shares. In May and June 1996, an additional $1,728,000 was received from the conversion of 576,000 Class A Warrants issued to the bridge lenders.

        Part of the proceeds have been used to repay the bridge lenders the principal sum of $500,000 and a loan made by one of the directors in the sum of approximately $325,000.

        In May 1996, the company undertook a 2-for-1 stock split. Per share data for all periods presented have been adjusted to reflect this.

(11)    Conversion of Debt


        Pursuant to a Stock Exchange Agreement, Roger Buoy, the Company's Chief Executive Officer and Tony Swash, the Company's Chief Operating Officer exchanged their respective thirty-five percent (35%) interests in AIL, and Carmen Villalon, a director of AIL, and ISC exchanged their respective fifteen percent (15%) interests in AIL, for a pro rata number of the 3,600,000 shares of the Company. In addition, as capital contributions to the Company, Roger Buoy and Tony Swash each canceled indebtedness owed to them by the Company in the amount of $411,025 and $412,592, respectively, and Carmen Villalon and Tanisi (the successor in interest to ISC) each canceled indebtedness owed to them by the Company in the amount of $153,837 and $103,799, respectively.

        In addition, pursuant to the terms of a Series A Preferred Stock Subscription Agreement, immediately prior to the effective date of the initial public offering, the Company issued (i) 142,716 shares of Series A Preferred Stock to Roger Buoy, in exchange for the cancellation by Mr Buoy of certain indebtedness of the Company in the aggregate principal amount of $713,577, (ii) 77,629 shares of Series A Preferred Stock to Tony Swash in exchange for the cancellation by Mr Swash of certain indebtedness of the Company in the aggregate principal amount of $388,141, (iii) 15,695 shares of

Series A Preferred Stock to Josh Gaspero in exchange for the cancellation by Mr Gaspero for certain indebtedness of the Company in the aggregate principal amount of $78,473 and (iv) 13,871 shares of Series A Preferred Stock to Tim Kelly in exchange for the cancellation by Mr Kelly of certain indebtedness of the Company in the aggregate principal amount of $69,352.

(12)    Provision for Income Taxes

        Pursuant to United States tax laws, if a subsidiary of a United States company which is organized under the laws of the United Kingdom is not engaged in business in the United States, profits of such subsidiary will not be subject to United States taxation, until distributed as dividends. However, the United States company would receive a credit against federal income tax liability that would otherwise result from any distributions from the subsidiary for any United Kingdom corporate taxes paid by its subsidiary on these distributions, as well as for any United Kingdom dividend and royalty withholding taxes imposed directly on the United States company.

        As of June 30, 1996, the Company has approximately $2,600,000 of net operating losses arising in AIL, which can be used to offset future United Kingdom taxable income arising in the same trade. Under the United Kingdom tax code, there is no time limit for tax utilization of net operating losses. Any deferred tax asset established on such operating losses, however, would be offset by an equivalent valuation allowance because the Company has no profitable operating history and it is more likely than not that this deferred tax asset will not be realized.

(13)     Stockholders' Equity

         (A) Common Stock - The Company is authorized to issue
30,000,000 common shares with a par value of $.0001. As of June 30, 1996, 8,472,000 shares have been issued.

         (B) Preferred Stock - The Company is authorized to issue 1,000,000 shares of convertible preferred stock. The Board of Directors has the authority to issue shares in one or more classes and to designate the number of shares and the terms within the class. As of June 30, 1996, 500,000 shares of Series A Preferred Stock with a par value of $.0001 have been authorized and 249,911 issued. Each share is convertible into two shares of common stock, at the option of the holder, for $2.50 per share, has a liquidating preference of $5.00 per share and may be redeemed by the Company with five days notice for $5.00 per share. This stock ranks senior to any other preferred stock which may be issued and to the common stock. Each holder is entitled to one vote.

         (C) Options and Warrants - At June 30, 1996, 576,000 Class B Warrants issued to the bridge lenders remained outstanding. Each Class B Warrant is exercisable into one share of common stock commencing on April 10, 1997, at an exercise price of $5.00. Each Class B Warrant may be redeemed by the Company if the bid price exceeds $6.00 per share.

(14)     New Authoritative Pronouncements

         In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which is effective for fiscal 1997. Under SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The Company expects to implement in 1997 the disclosure only provisions, as permitted by SFAS 123.

(15)     Litigation

         A former shareholder / employee of AIL has commenced

litigation against the Company seeking damages for wrongful dismissal and loss of his shareholdings. The Company intends to vigorously defend its position and has asserted counterclaims against the plaintiff. The Company believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

(a)(3)  Exhibits.
1.01*             Form of Underwriting Agreement.

3.01*             Certificate of Incorporation of the Company dated September 5, 1995.

3.02*             By-Laws of the Company.

3.03*             Form of Certificate of Designation of Series A Preferred Stock.

4.01*             Specimen Certificate for shares of Common Stock.

4.02*             Specimen Certificate for shares of Series A Preferred Stock.

4.03*             Form of Warrant Agreement

4.04*             Form of Underwriter's Warrant.

4.05*             Form of Lockup Letter with Officers and Directors.

5.01*             Opinion of Bernstein & Wasserman, LLP, counsel to the Company.

10.01*            Form of Retail Store License Agreement.

10.02*            Employment Agreement between the Company and Roger Buoy dated as of July 1, 1995.

10.03*            Employment Agreement between the Company and Tony Swash dated as of July 1, 1995.

10.04*            Form of September 1995 Bridge Loan Agreements.

10.05*            Consulting Agreement between the Company and SK Fullfillment Consulting, Inc.

10.06*            Consulting Agreement between the Company and Valjean Systems, Inc.

10.07*            Form of Stock Exchange Agreement between the Company, Roger Buoy, Tony Swash,
                  Carmen Villalon, Tanisi International Ltd., Mewbec Limited and Breams Trustees
                  Limited.

10.08*            Form of Series A Preferred Stock Subscription Agreement between the Company and

                  Roger Buoy.


10.09*            Form of Series A Preferred Stock Subscription Agreement between the Company and
                  Tony Swash.

10.10*            Form of Series A Preferred Stock Subscription Agreement between the Company and
                  Josh Gaspero.

10.11*            Form of Series A Preferred Stock Subscription Agreement between the Company and Tim
                  Kelly.

10.12*            Form of Financial Advisory and Investment Banking Agreement.

10.13*            1995 Stock Plan.

21.01*            List of Subsidiaries of the Registrant as of the Effective Date.

23.01*            Consent of Bernstein & Wasserman, LLP (to be included in Exhibit 5.01).

23.02             Consent of Price Waterhouse LLP.


----------------
*        Incorporated by reference to the Company's Registration
         Statement on Form SB-2 No. 33-98282.

(B)      Reports on Form 8-K.

         A report on Form 8-K was filed on behalf of the Company on June 26, 1996 with respect to the change in the Company's independent auditors.

                              SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        October      , 1996

                                            APPLEWOODS, INC.

                                            By:s/ Roger Buoy
                                               -----------------------------
                                                  Roger Buoy
                                                  Chief Executive Officer


                                            By:s/ Terence McAuley
                                               -----------------------------
                                                  Terence McAuley
                                                  Chief Financial Officer,
                                                  Principal Accounting Officer
                                                  and Secretary


         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                   Title                                         Date
---------                                   -----                                         ----

s/ Roger Buoy                               Chief Executive Officer and                   October      , 1996
-----------------------------               Director
Roger Buoy


s/Tony Swash                                Chief Operating Officer and                   October      , 1996
----------------------------                Director
Tony Swash


s/ Terence McAuley                          Chief Financial Officer,                      October      , 1996
--------------------------                  Principal Accounting Officer
Terence McAuley                             and Secretary



s/Josh Gaspero                              Director                                      October      , 1996
-----------------------------
Josh Gaspero


s/Sherman A. Drusin                         Director                                      October      , 1996
-------------------------
Sherman A. Drusin

                                 31