Form 10QSB
period 1996-09-30
APPLEWOODS INC
filed 1996-11-14
CIK 1002522

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For quarterly period ended September 30, 1996

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from _____________ to _____________

    Commission File Number: 33-98282

                               APPLEWOODS, INC.
            (Exact name of Registrant as specified in its charter)

                     Delaware                                 13-3859709
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

        274  Riverside Avenue, Westport, CT                   06881
       (Address of principal executive offices)             (Zip Code)

                                (203) 227-4912
              (Registrant's telephone number, including area code:)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No




           Class                      Outstanding at November 12, 1996
           -----                      --------------------------------
       Common Stock                              8,472,000

APPLEWOODS, INC.
-------------------------------------------------------------------------------

INDEX
-------------------------------------------------------------------------------


PART 1: FINANCIAL INFORMATION                                      Page:

Item 1.  Financial Statements:

    Balance Sheet as of September 30, 1996 and June 30, 1996           2

    Statements of Operations for the three months ended
    September 30, 1996 and 1995                                        3

    Statement of  Stockholders Equity for the three months
    ended September 30, 1996                                           4

    Statements of  Cash Flows for the three months ended
    September 30, 1996 and 1995                                        5

    Notes to Financial Statements                                  6 - 7



Item 2.  Management's  Discussion and Analysis of the
         Financial Condition and Results of Operations            8 - 10



PART II:  OTHER INFORMATION:

Item 6.   Exhibits & Reports on Form 8-K                              11


Signatures                                                            12

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                     September 30             June 30
                                                                  ----------------------------------------
                                                                         1996                  1996
                                                                         ----                  ----

Assets:                                                              (Unaudited)
Current Assets:
   Cash                                                      $         2,485,045   $         3,958,168
   Trade Accounts Receivable, net of allowance                           698,646               673,689
     for doubtful accounts of $99,614 and $97,538
     respectively
   Other Receivables                                                     134,062               108,118
   Inventory                                                           2,937,022             1,742,066
   Prepaid Consultancy Fees                                              993,000               993,000
   Other Current Assets                                                  128,336                65,177
                                                               ------------------    ------------------
Total Current Assets                                                   7,376,111             7,540,218
                                                               ------------------    ------------------

                                                               ------------------    ------------------
Property, Plant and Equipment - Net                                      688,333               424,222
                                                               ------------------    ------------------

Other Assets
   Trademarks - Net                                                       90,706                80,794
   Prepaid Consultancy Fees                                               44,750               293,000
                                                               ------------------    ------------------
Total Other Assets                                                       135,456               373,794
                                                               ------------------    ------------------

                                                               ==================    ==================
Total Assets                                                 $         8,199,900   $         8,338,234
                                                               ==================    ==================


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                          $         1,331,518   $           905,889
   Accrued Expenses                                                      123,571               100,384
   Accrued Taxes                                                          38,063                34,685

   Other Current Liabilities                                              39,747                57,311
   Other Current Liabilities - Related Parties                            44,000                49,883
                                                               ------------------    ------------------
Total Current Liabilities                                              1,576,899             1,148,152
                                                               ------------------    ------------------

Commitments And Contingencies

Stockholders' Equity:
   Series A Preferred Stock - $.0001 Par Value,
      500,000 Shares Authorized, 249,911 Shares Issued                        25                    25
   Common Stock, $.0001 Par Value,
      30,000,000 Shares Authorized, 8,472,000 Shares Issued                  847                   847
   Additional Paid-In Capital                                         12,040,017            12,040,017
   Accumulated Deficit                                                (5,502,085)           (4,919,790)
   Cumulative Foreign Currency Translation Adjustment                     84,197                68,983
                                                               ------------------    ------------------
Total Stockholders' Equity                                             6,623,001             7,190,082

                                                               ==================    ==================
Total Liabilities and Stockholders' Equity                   $         8,199,900   $         8,338,234
                                                               ==================    ==================


        See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
(Unaudited)

                                                  Three Months Ended
                                                     September 30
                                        ---------------------------------------
                                              1996                  1995
                                              ----                  ----

Revenues:
   Product Sales                      $          900,582    $          617,978
   Shopfitting Revenue                           116,368               411,581

                                        -----------------     -----------------
     Total Revenues                            1,016,950             1,029,559
                                        -----------------     -----------------

Cost of Sales:
   Product Sales                                 611,012               418,953
   Shopfitting Revenue                            32,272               203,516

                                        -----------------     -----------------
      Total Cost of Sales:                       643,284               622,469
                                        -----------------     -----------------

    Gross Profit                                 373,666               407,090

Selling, General and Admin. Expenses             756,996               375,098
Consultancy Fees                                 248,250             -

                                        -----------------     -----------------
(Loss) Income  from Operations:                 (631,580)               31,992
                                        -----------------     -----------------

Other Income (Expense):

    Gain on Sale of Equipment                  -                         3,495
    Foreign Exchange (Loss)/Gain                  12,461             -
    Interest Income                               36,824             -
    Interest Expense                           -                      (76,009)
                                        -----------------     -----------------
         Total Other Income (Expenses)            49,285              (72,514)
                                        -----------------     -----------------

(Loss) before Income Taxes                      (582,295)             (40,522)


Provision for Income Taxes                     -                     -

                                        -----------------     -----------------
Net (Loss)                            $         (582,295)    $         (40,522)
                                        =================     =================

Net (Loss) per share                  $            (0.07)    $           (0.01)
                                        =================     =================

Weighted average number of shares              8,524,364             5,136,000
                                        =================     =================


         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
---------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                              Cumulative
                                                                                                Foreign
                                    Common Stock   Series A Preferred Additional               Currency       Total
                                    ------------   ------------------ Paid-In    Accumulated  Translation  Stockholders'
                                  Shares    Amount  Shares   Amount   Capital      Deficit    Adjustments     Equity
                                  ------    ------  ------   ------   -------      -------    -----------     ------

Balance - June 30 1996           8,472,000  $847    249,911   $25   $12,040,017  $(4,919,790)   $68,983      $8,977,957


Foreign Currency Translation
  Adjustment                          -       -        -        -        -             -         15,214          15,214


Net Loss                              -       -        -        -        -          (582,295)      -           (582,295)


                              ------------------------------------------------------------------------------------------
Balance - Sepember 30 1996       8,472,000  $847    249,911   $25   $12,040,017  $(5,502,085)   $84,197      $8,410,876
                              ===========================================================================================


        See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(Unaudited)

                                                                      Three Months Ended
                                                                         September 30
                                                         ---------------------------------------
                                                                   1996                  1995
                                                                   ----                  ----

Cash Flows from Operating Activities:
    Net Loss                                           $        (582,295)    $         (40,522)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                                43,672                20,757
      Amortization of Trademarks                                   7,519                 5,373
      (Gain) on Sale of Equipment                                   -                   (3,495)

      Imputed Interest                                              -                   17,809
      Non-Cash Consulting Fees                                   240,000                  -

Changes in Assets and Liabilities
          Trade Accounts Receivable                              (24,957)             (300,727)
          Other Receivables                                      (25,944)              (26,324)
          Inventory                                           (1,194,956)               99,002
          Other Current Assets                                   (63,159)               20,085
          Other Assets                                             8,250                  -
          Accounts Payable                                       425,629              (361,617)
          Accrued Expenses                                        23,187                42,180
          Accrued Taxes                                            3,378               (10,589)
          Other Current Liabilities                              (17,564)              145,167
          Other Current Liabilities - Related Parties             (5,883)              (10,136)
                                                         -----------------     -----------------
Net Cash - Operating Activities                               (1,163,123)             (403,037)
                                                         -----------------     -----------------

Investing Activities
    Proceeds from Sale of Equipment                                 -                   27,437
    Purchase of Property and Equipment                          (304,362)              (16,464)
    Investment in Trademarks                                     (16,660)                 -
                                                         -----------------     -----------------

Net Cash - Investing Activities                                 (321,022)               10,973
                                                         -----------------     -----------------


Financing Activities
    Payment of Lease Obligations                                     -                 (19,329)
    (Repayment of)/Proceeds from Cash Overdraft                      -                     218
    (Repayment of)/Proceeds from Short-Term Loans                    -                 374,743
    (Repayment of)/Proceeds from Related Party Loans                 -                  33,426
                                                         -----------------     -----------------
Net Cash - Financing Activities                                      -                 389,058
                                                         -----------------     -----------------

                                                         -----------------     -----------------
Effect of Exchange Rate Changes On Cash                            11,022                3,006
                                                         -----------------     -----------------

Net Decrease In Cash                                          (1,473,123)             -

Cash  - Beginning of Period                                     3,958,168             -
                                                         -----------------     -----------------
Cash  - End of Period                                  $        2,485,045    $        -
                                                         =================     =================
Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
          Interest                                     $        -            $          12,484
          Income Taxes                                 $        -            $        -


         See accompanying notes to the consolidated financial statements


                                     Page 5


APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------


(1)      Significant Accounting Policies

         Significant Accounting Policies of Applewoods Inc, (the "Company") are set forth in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on October 15th, 1996.

(2)      Basis of Reporting

         The balance sheet as of September 30, 1996, the statements of operations for the three months ended September 30, 1996 and 1995, the statement of stockholders' equity for the three months ended September 30, 1996, and the statements of cash flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company without audit, The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company such statements shall include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996, and the results of its operations and cash flows for the three months then ended. It is suggested that these financial statements be read in conjunction with Form 10-KSB filed with the Securities and Exchange Commission on October 15, 1996.

        (3)    Property, Plant & Equipment

Property, Plant & Equipment is comprised of the following:


                                                         September 30,                          June 30,
                                                                  1996                              1996
                                                         -------------                          --------
Plant & Machinery                                            $ 670,280                         $ 441,798
Office Equipment & Fittings                                    220,912                           140,496
Motor Vehicles                                                  37,126                            36,900
                                                           -----------                       -----------
                                                               928,318                           619,194

Less: Accumulated depreciation                                 239,985                           194,972
                                                               -------                          --------

                                                              $688,333                          $424,222
                                                              ========                          ========

        (4)    Trademarks

Trademarks is comprised of the following:
                                                         September 30,                          June 30,
                                                                  1996                              1996
                                                         -------------                          --------
Cost                                                         $ 167,589                         $ 149,949

Less: Accumulated amortization                                  76,883                            69,155
                                                                ------                            ------

                                                               $90,706                           $80,794
                                                               =======                           =======

                                     Page 6





APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------


(5)       Inventory

Inventory is comprised of the following:

                                                         September 30,                          June 30,
                                                                  1996                              1996
                                                         -------------                          --------
Raw Materials                                               $1,319,081                         $ 856,893
Work in Progress                                                38,905                            24,886
Finished Goods                                               1,579,036                           860,287
                                                        --------------                      ------------
                                                            $2,937,022                        $1,742,066
                                                            ==========                        ==========

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


       The business of the Company is the establishment of licensed retail stores to sell "natural" soaps, toiletries and related gift products. The Company manufactures both the products and the associated shopfittings at its premises in Devon, England. During the past three years, the Company has pursued an active policy of developing original product lines in-house and sourcing accessory products from around the world. This is essential to provide a sufficient range and variety of products to make the stores successful. It is anticipated that this range development will continue for the forseeable future.

       The Company has recently exhibited at major trade shows in the USA, Canada, Europe and South America where management met with its existing and potential licensees in order to secure new operators of Applewoods retail stores.

       The year ended June 1996 was dominated by the activity surrounding the public offering. This was declared effective on April 10, 1996. The funds raised give the Company the ability to develop its products and bring them to market as rapidly as it is able. Historically the performance of the Company has been greatly hampered by the lack of financial resources. The Company believes that it now has the products and resources to become successful in the retail cosmetics market.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 1996 compared to three months ended September 30, 1995

       The Company's revenues are generated from the initial fee charged to its retail store licensees for the design and fixturing of the retail space and from the sale of products to these licensees. For the three months ended September 30, 1996, total revenues decreased by 1.2%. Within this, product sales increased by 45.7% over the previous year, essentially due to the increased number of shops. At September 1996, the Company had 52 shops operating compared with 34 at September 1995. Shopfitting revenue, however, decreased by 71.7%. This was partly due to time needed to bring shop projects to realisation following the standstill in activity in the period leading upto the public offering and partly to the inclusion in the 1995 quarter of a particularly large package of three stores for the same customer.

        The gross profit percentage for the three months ended September 30, 1996 declined from 39% to 37%. This was a result of the lack of activity in shopfitting where the margin percentage is higher than that generated by product sales; product sales gross margin remained consistent at 32%.

       Selling, general and administrative expenses increased to some $757,000 this year from some $375,000 in the previous year.. The major element within this was the increase in sales promotion, travel and product development, which all relate to the increased efforts by the Company to develop the worldwide market for its products.

       The Company also recognized $240,000 of noncash consulting expense related to two new consulting agreements which commenced in October 1995.

       Interest income at some $37,000 this year replaced Interest expense of $76,000 last year. This was due to the effect of the public offering in April 1996 which replaced the bank borrowings and other loans with a cash surplus.

       It should be noted that there remains a further $960,000 of noncash consulting fee expense which will be recognized over the next four quarters.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources


       At September 30, 1996, the Company had working capital of $5,800,000 including cash and cash equivalents of $2,485,000.

       During the quarter, the Company used cash of approximately $1,163,000 to fund operations. Contributing to this use of cash was a net loss for the period, before noncash consulting items of some $294,000, and an increase in inventory of $1,195,000. Net cash used in investing activities increased to $321,000 due to the purchase in the period of new machinery to automate the production process.

       Currently, the Company does not expect to spend significant further sums on capital expenditure in 1996/97. The Company believes that existing bank balances and cash flow from operations will be sufficient to meet its funding requirements for the forseeable future.


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

PART II  -  OTHER INFORMATION
------------------------------------------------------------------------------


Item 6.  Exhibits and reports on Form 8-K


(a) Exhibits as required by Item 601 of Regulation S-K:

None Required.

(b) Reports on Form 8-K

None filed during the quarter for which this form is submitted.

SIGNATURES
------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              APPLEWOODS, INC.


 Date:  November 13, 1996

                                       By: /s/ Roger Buoy
                                           ------------------------------------
                                           Roger Buoy,
                                           Chairman and Chief Executive Officer