Form 10KSB/A
period 1996-06-30
APPLEWOODS INC
filed 1996-12-19
CIK 1002522

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                        REPORT ON FORM 10-KSB/A

    /x/  Annual Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

    For the fiscal year ended June 30, 1996

Commission File No. 33-98282

                           APPLEWOODS, INC.
      ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Delaware                                   13-3859709
-------------------------------               ---------------------------
(State of or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

274 Riverside Avenue
Westport, Connecticut                                      06881
---------------------                                   -----------
(Address of Principal                                    (Zip Code)
  Executive Officers)

Registrant's telephone number, including area code:  (203) 227-4912

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



               Common Stock, par value $.0001 per share
               ----------------------------------------
                          (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form ^10-KSB or any amendment to this Form 10-KSB. /X/


  Issuer's revenues for its most recent fiscal year were $3,807,796.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 1996, was approximately $26,796,000.

  Number of shares outstanding of the issuers common stock, as of September 30, 1996, was 8,472,000.

  DOCUMENTS INCORPORATED BY REFERENCE: None.

                               SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        December 18, 1996

                               APPLEWOODS, INC.

                               By: /s/ Roger Buoy
                                   ------------------------
                                   Roger Buoy
                                   Chief Executive Officer


                               By: /s/ David H. Knight
                                   ------------------------
                                   David H. Knight
                                   Chief Financial Officer, Principal
                                   Accounting Officer and Secretary

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

Signature                 Title                            Date
---------                 -----                            ----

/s/ Roger Buoy            Chief Executive Officer and      December 18, 1996
--------------            Director
Roger Buoy

/s/ Tony Swash            Chief Operating Officer and      December 18, 1996
--------------            Director
Tony Swash

/s/ David H. Knight       Chief Financial Officer,         December 18, 1996
-------------------       Principal Accounting Officer
David H. Knight           and Secretary

/s/ Josh Gaspero          Director                         December 18, 1996
----------------
Josh Gaspero


/s/ Sherman A. Drusin     Director                         December 18, 1996
---------------------
Sherman A. Drusin