Form 10QSB
period 1996-12-31
APPLEWOODS INC
filed 1997-02-14
CIK 1002522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1996

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

         Commission File Number: 33-98282

                                APPLEWOODS, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                              13-3859709
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                              274 Riverside Avenue
                              Westport, Connecticut
                    (Address of principal executive offices)

                                      06880
                                   (Zip Code)

                                 (203) 227-4912
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes X      No

            Class                             Outstanding at February 12, 1997
         ------------                         --------------------------------
         Common Stock                                    8,472,000

APPLEWOODS, INC.
-------------------------------------------------------------------------------

INDEX
-------------------------------------------------------------------------------

PART 1: FINANCIAL INFORMATION                                            Page:

Item 1.  Financial Statements:

    Balance Sheet as of December 31, 1996 and June 30, 1996                 2

    Statements of Operations for the three months and six months
    ended December 31, 1996 and 1995                                        3

    Statement of Stockholders Equity for the six months ended
    December 31, 1996                                                       4

    Statements of Cash Flows for the six months ended
    December 31, 1996 and 1995                                              5

    Notes to Financial Statements                                       6 - 7

Item 2.  Management's  Discussion and Analysis of the
         Financial Condition and Results of Operations                 8 - 10

PART II:  OTHER INFORMATION:

Item 4.   Submission of matters to a vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits & Reports on Form 8-K                                   11

Signatures                                                                 12

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(Unaudited)

                                                                              December 31                   June 30
                                                                           --------------------------------------------
                                                                                 1996                        1996
                                                                              (Unaudited)
Assets:
Current Assets:

   Cash                                                                    $       1,756,585           $     3,958,168
   Trade Accounts Receivable, net of allowance                                     1,399,679                   673,689
        for doubtful accounts of $ 112,338 and $97,538 respectively
   Other Receivables                                                                  83,766                   108,118
   Inventory                                                                       3,089,515                 1,742,066
   Prepaid Consultancy Fees                                                          753,000                   993,000
   Other Current Assets                                                              180,783                    65,177
                                                                           ------------------            --------------
Total Current Assets                                                               7,263,328                 7,540,218
                                                                           ------------------            --------------

                                                                           ------------------            --------------
Property, Plant and Equipment - Net                                                   748,091                   424,222
                                                                           ------------------            --------------

Other Assets
   Trademarks - Net                                                                  103,945                    80,794
   Prepaid Consultancy Fees                                                           36,500                   293,000
                                                                           ------------------            --------------
Total Other Assets                                                                   140,445                   373,794
                                                                           ------------------            --------------

                                                                           ------------------            --------------
Total Assets                                                               $       8,151,864             $   8,338,234
                                                                           ==================            ==============
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                        $       1,301,985             $     905,889
   Accrued Expenses                                                                  202,441                   100,384
   Accrued Taxes                                                                      42,544                    34,685
   Other Current Liabilities                                                         149,558                    57,311
   Other Current Liabilities - Related Parties                                        41,353                    49,883
                                                                           ------------------            --------------
Total Current Liabilities                                                          1,737,881                 1,148,152
                                                                           ------------------            --------------

Commitments And Contingencies

Stockholders' Equity:

   Series A Preferred Stock - $.0001 Par Value,
      500,000 Shares Authorized, 249,911 Shares Issued                                    25                        25
   Common Stock, $.0001 Par Value,
      30,000,000 Shares Authorized, 8,472,000 Shares Issued                              847                       847
   Additional Paid-In Capital                                                     12,040,017                12,040,017
   Accumulated Deficit                                                            (5,938,030)               (4,919,790)
   Cumulative Foreign Currency Translation Adjustment                                311,124                    68,983
                                                                           ------------------            --------------
Total Stockholders' Equity                                                         6,413,983                 7,190,082

                                                                           ------------------            --------------
Total Liabilities and Stockholders' Equity                                 $        8,151,864            $    8,338,234
                                                                           ==================            ==============

         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
(Unaudited)

                                        Three Months Ended                              Six Months Ended
                                            December 31                                    December 31
                              ------------------------------------------   -------------------------------------------------
                                      1996                    1995                    1996                        1995
Revenues:
   Product Sales                 $   1,590,118           $   1,173,217        $         2,490,700           $     1,791,195
   Shopfitting Revenue                 385,944                 165,016                    502,312                   576,597
                                   ------------            ------------         ------------------            --------------
     Total Revenues                  1,976,062               1,338,233                  2,993,012                 2,367,792
                                   ------------            ------------         ------------------            --------------
Cost of Sales:
   Product Sales                     1,179,026                 725,526                  1,790,038                 1,144,479
   Shopfitting Revenue                 318,071                 142,149                    350,343                   345,665
                                   ------------            ------------         ------------------            --------------
      Total Cost of Sales:           1,497,097                 867,675                  2,140,381                 1,490,144
                                   ------------            ------------         ------------------            --------------

    Gross Profit                       478,965                 470,558                    852,631                   877,648

Selling, General and Admin.
    Expenses                           825,250                 671,441                  1,582,246                 1,046,539
Consultancy Fees                       248,250                  -                         496,500                   -
                                   ------------            ------------         ------------------            --------------
(Loss) from Operations:               (594,535)               (200,883)                (1,226,115)                 (168,891)
                                   ------------            ------------         ------------------            --------------
Other Income (Expense):

    Gain on Sale of Equipment                0                   1,593                          0                     5,088
    Foreign Exchange Gain              136,433                  -                         148,894                   -
    Interest Income                     22,157                  -                          58,981                   -
    Interest Expense                         0                 (85,601)                         0                  (161,610)
                                   ------------            ------------         ------------------            --------------
          Total Other Income
              (Expense)                158,590                 (84,008)                   207,875                  (156,522)
                                   ------------            ------------         ------------------            --------------

(Loss) before Income Taxes            (435,945)               (284,891)                (1,018,240)                 (325,413)

Provision for Income Taxes              -                       -                       -                           -
                                   ------------            ------------         ------------------            --------------
Net (Loss)                       $    (435,945)          $    (284,891)       $        (1,018,240)          $      (325,413)
                                   ============            ============         ==================            ==============
Net (Loss) per share             $       (0.05)          $       (0.07)       $             (0.12)          $         (0.13)
                                   ============            ============         ==================            ==============
Weighted average number of
   shares                            8,524,364               3,852,000                  8,524,364                 2,568,000
                                   ============            ============         ==================            ==============

         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
(Unaudited)

                                                                                                   Cumulative
                                                                                                    Foreign
                                                                       Additional                   Currency            Total
                                Common Stock     Series A Preferred     Paid-In    Accumulated    Translation       Stockholders'
                              Shares     Amount   Shares   Amount       Capital      Deficit      Adjustments         Equity
Balance - June 30, 1996      8,472,000   $847     249,911    $25       $12,040,017  $(4,919,790)     $68,983         $7,190,082

Foreign Currency
Translation Adjustment          -          -          -        -              -          -            242,141           242,141

Net Loss                        -          -          -        -              -     (1,018,240)           -          (1,018,240)
                             ---------------------------------------------------------------------------------------------------
Balance - December 31, 1996  8,472,000  $847      249,911     $25      $12,040,017  $(5,938,030)    $311,124         $6,413,983
                             ===================================================================================================

         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(Unaudited)

                                                                              Six Months Ended
                                                                                December 31
                                                             --------------------------------------------
                                                                    1996                          1995
Cash Flows from Operating Activities:
    Net Loss                                               $    (1,018,240)                $    (325,413)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                                 132,005                        41,991
      Amortization of Trademarks                                    15,420                        10,827
      (Gain) on Sale of Equipment                                      -                          (5,088)
      Imputed Interest                                                 -                          35,444
      Non-Cash Consulting Fees                                     480,000                       240,000

Changes in Assets and Liabilities
          Trade Accounts Receivable                               (725,990)                     (648,904)
          Other Receivables                                         24,352                       (43,045)
          Inventory                                             (1,347,449)                      (11,232)
          Other Current Assets                                    (107,356)                      (32,158)
          Other Assets                                               8,250                            -
          Accounts Payable                                         396,096                       (86,207)
          Accrued Expenses                                         102,057                       157,711
          Accrued Taxes                                              7,859                        24,138
          Other Current Liabilities                                 92,247                       180,925
          Other Current Liabilities - Related Parties               (8,530)                      (45,002)
                                                             --------------                  ------------
Net Cash - Operating Activities                                 (1,949,279)                     (506,013)
                                                             --------------                  ------------
Investing Activities
    Proceeds from Sale of Equipment                                    -                          21,433
    Purchase of Property and Equipment                            (394,286)                      (44,314)
    Investment in Trademarks                                       (25,678)                       (7,225)
                                                             --------------                  ------------
Net Cash - Investing Activities                                   (419,964)                      (30,106)
                                                             --------------                  ------------

Financing Activities
    Payment of Lease Obligations                                       -                         (43,838)
    (Repayment of)/Proceeds from Cash Overdraft                        -                          13,763
    (Repayment of)/Proceeds from Short-Term Loans                      -                         500,000
    (Repayment of)/Proceeds from Related Party Loans                   -                          75,083
                                                             --------------                  ------------
Net Cash - Financing Activities                                        -                         545,008
                                                             --------------                  ------------
                                                             --------------                  ------------
Effect of Exchange Rate Changes On Cash                            167,660                        (8,889)
                                                             --------------                  ------------
Net Decrease In Cash                                            (2,201,583)                       -

Cash  - Beginning of Period                                      3,958,168                        -
                                                             --------------                  ------------
Cash  - End of Period                                      $     1,756,585                 $      -
                                                             ==============                  ============
Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
          Interest                                         $       -                       $      26,903
          Income Taxes                                     $       -                       $      -

             See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

---------------------------------------------------------------------

(1)      Significant Accounting Policies

         Significant Accounting Policies of Applewoods, Inc. (the "Company") are set forth in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on October 15, 1996.

(2)      Basis of Reporting

         The balance sheet as of December 31, 1996, the statements of operations for the three months and six months ended December 31, 1996 and 1995, the statement of stockholders' equity for the six months ended December 31, 1996, and the statements of cash flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company such statements shall include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at December 31, 1996, and the results of its operations and cash flows for the six months then ended. It is suggested that these financial statements be read in conjunction with Form 10-KSB filed with the Securities and Exchange Commission on October 15, 1996.

(3)      Property, Plant & Equipment

Property, Plant & Equipment is comprised of the following:

                                            December 31,              June 30,
                                                    1996                  1996
                                            ------------             ---------
Plant & Machinery                               $701,195             $ 441,798
Office Equipment & Fittings                      362,348               140,496
Motor Vehicles                                    40,642                36,900
                                               ---------             ---------
                                               1,104,185               619,194
Less: Accumulated depreciation                   356,094               194,972
                                               ---------             ---------
                                                $748,091              $424,222
                                               =========             =========

(4)      Trademarks

Trademarks is comprised of the following:

                                            December 31,              June 30,
                                                    1996                  1996
                                            ------------             ---------
Cost                                           $ 192,654             $ 149,949
Less: Accumulated amortisation                    88,709                69,155
                                               ---------             ---------
                                                $103,945               $80,794
                                               =========             =========

APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

---------------------------------------------------------------------

(5)      Inventory

Inventory is comprised of the following:

                                            December 31,              June 30,
                                                    1996                  1996
                                            ------------             ---------
Raw Materials                                 $1,429,603             $ 856,893
Work in Progress                                   7,735                24,886
Finished Goods                                 1,652,177               860,287
                                               ---------             ---------
                                              $3,089,515            $1,742,066
                                              ==========            ==========

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       Applewoods, Inc., a Delaware corporation, ("AI"), was formed in September 1995 to acquire all of the outstanding stock of Applewoods International Limited ("AIL"), a company registered in Great Britain. The acquisition was recorded as a recapitalization of AIL, with AI as the acquiror. AI and AIL are collectively referred to as the "Company."

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

       The Company has recently exhibited at major trade shows in the USA, Canada, Europe and South America where management met with its existing and potential licensees in order to secure new Applewoods retail stores.

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

       This Form 10Q contains forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.

Three months ended December 31, 1996 compared to three months ended December 31, 1995

       The Company's revenues are generated from the initial fee charged to its retail store licensees for the design and fixturing of the retail space and from the sale of products to these licensees. For the three months ended December 31, 1996, total revenues increased by 47.7%. Within this, product sales increased by 35.5% over the previous year, essentially due to the increased number of shops. At December 1996, the Company had 61 shops operating compared with 34 at December 1995. Shopfitting revenue increased by 133.9%.

        The gross profit percentage for the three months ended December 31, 1996 declined from 35% to 24%. This was largely a result of the promotion cost of new products, in particular the Florilegium gift range, into the market. Selling, general and administrative expenses increased to approximately $825,000 this year from approximately $671,000 in the previous year. The major element within this was again the increase in sales promotion, travel and product development, which all relate to the increased efforts by the Company to develop the worldwide market for its products.

       The Company also recognized $240,000 of noncash consulting expense related to two new consulting agreements which commenced in October 1995. Interest income at approximately $22,000 this year replaced interest expense of $86,000 last year. This was due to the effect of the public offering in April 1996 which replaced the bank borrowings and other loans with a cash surplus. A foreign exchange gain has been recognized as a result of the strength of the Pound Sterling at the quarter end; at December 31, 1996 the Pound Sterling exchanged for 1.711 U.S. Dollars, while at September 30, 1996 the rate was 1.563.

       It should be noted that there remains a further $720,000 of noncash consulting fee expense to be expensed as at December 31, 1996.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended December 31, 1996 compared to six months ended
December 31, 1995

       For the six months ended December 31, 1996, total revenues increased by 26.4%. Within this, product sales increased by 39.1% over the previous year, essentially due to the increased number of shops. At December 1996, the Company had 61 shops operating compared with 44 at December 1995. Shopfitting revenue decreased by 12.9% compared to the previous year partly because of the standstill in activity in the first quarter following the public offering and partly because of the inclusion in the 1995 first fiscal quarter of a particularly large package of three stores for the same customer.

        The gross profit percentage for the six months ended December 31, 1996 declined from 37% to 28%. This was largely a result of the promotion cost of new products into the market in the second quarter, and the low activity in shopfitting in the first quarter. Selling, general and administrative expenses increased to approximately $1,582,000 this year from approximately $1,046,000 in the previous year. The major element within this was again the increase in sales promotion, travel and product development, which all relate to the increased efforts by the Company to develop the worldwide market for its products.

       The Company also recognized $480,000 of noncash consulting expense related to two new consulting agreements which commenced in October 1995. Interest income at approximately $59,000 this year replaced interest expense of $162,000 last year. This was due to the effect of the public offering in April 1996 which replaced the bank borrowings and other loans with a cash surplus. A foreign exchange gain has been recognized as a result of the strength of the Pound Sterling at the quarter end; at December 31, 1996 the Pound Sterling exchanged for 1.711 U.S. Dollars, while at June 30, 1996 the rate was 1.554.

       It should be noted that there remains a further $720,000 of noncash consulting fee to be expensed as at December 31, 1996.

Liquidity and Capital Resources

       At December 31, 1996, the Company had working capital of $5,526,000 including cash and cash equivalents of $1,757,000. The 10% variation in the Pound Sterling/U.S. Dollar exchange rate is relevant in comparing Net Asset values, which mainly originate in Pounds Sterling, at the Balance Sheet dates.

       During the six months to December 31, 1996, the Company used cash of approximately $1,949,000 to fund operations. Contributing to this use of cash was a net loss for the period, before noncash items of some $391,000, an increase in inventory of $1,347,000 and an increase in the Company's accounts receivable of approximately $726,000. Net cash used in investing activities was $420,000; this was mainly spent in the first fiscal quarter on new machinery to automate the production process.

       Currently, the Company does not expect to spend significant further sums on capital expenditure in 1996/97. The Company believes that existing bank balances and cash flow from operations will be sufficient to meet its funding requirements for the foreseeable future.

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

Item 4.  Submission of Matters to a vote of Security Holders

On November 5, 1996, the Company held its Annual Meeting of Stockholders where the stockholders of the Company elected the Board of Directors as follows:

Nominee                                     Votes for       Votes against

Roger M. Buoy                               4,537,871         37,600
Tony E. Swash                               4,537,871         37,600
Josh Gaspero                                4,537,871         37,600
Sherman A. Drusin                           4,537,871         37,600

The stockholders also ratified the appointment of Price Waterhouse LLP as the Company's independent certified public accountants (4,529,971 votes in favour, 36,400 votes against and 9,100 votes abstaining).

Item 5.  Other Information (Subsequent Event)

On February 3, 1997, the Company, through its subsidiary, Applewoods International Limited, entered into an agreement with QVC Inc., the direct response television organisation based in the United States pursuant to which the Company granted QVC (i) the exclusive right to promote the Company's products by direct response television in the USA, (ii) the non-exclusive right to promote the Company's products by direct mail and retail distribution in the retail stores of QVC or its affiliates, and (iii) the right of first refusal to promote the Company's products by direct response television outside of the USA (other than in areas where existing franchisees have rights prohibiting such promotion). The initial term of the Agreement is for two (2) years, renewable for successive two (2) year periods.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits as required by Item 601 of Regulation  S-K:

None Required.

(b) Reports on Form 8-K :

None filed during the quarter for which this form is submitted.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                APPLEWOODS, INC.

Date: February 12, 1997

                                       By:  /s/ Roger Buoy
                                            -----------------------------------
                                            Roger Buoy,
                                            Chairman and Chief Executive Officer