Form 10QSB
period 1997-03-31
APPLEWOODS INC
filed 1997-05-08
CIK 1002522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended March 31, 1997

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

                                                Yes X      No

            Class                             Outstanding at April 30, 1997
         ------------                         --------------------------------
         Common Stock                                    8,472,000

  APPLEWOODS, INC.

  INDEX


  PART 1: FINANCIAL INFORMATION                             Page:

  Item 1.  Financial Statements:

      Balance Sheet as of March 31, 1997 and June 30, 1996            2

      Statements of Operations for the three months and nine months
      ended March 31, 1997 and 1996                                   3

      Statement of Stockholders Equity for the nine months ended
      March 31, 1997                                                  4

      Statements of  Cash Flows for the nine months ended
      March 31, 1997 and 1996                                         5

      Notes to Financial Statements                               6 - 7


  Item 2.  Management's  Discussion and Analysis of the
                Financial Condition and Results of Operations    8 - 10


  PART II:  OTHER INFORMATION:

  Item 6.   Exhibits & Reports on Form 8-K                           11

  Signatures                                                         12

APPLEWOODS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Unaudited)

                                                   March  31       June 30
                                                   ----------      -------
                                                      1997           1996
Assets:                                            (Unaudited)
Current Assets:
  Cash                                             $  1,541,142   $  3,958,168
  Trade Accounts Receivable,net of allowance            993,262        673,689
   for doubtful accounts of $ 71,913 and
   $97,538 respectively
  Other Receivables                                      85,138        108,118
  Inventory                                           2,816,496      1,742,066
  Prepaid Consultancy Fees                              513,000        993,000
  Other Current Assets                                  128,173         65,177
                                                   ------------   ------------
Total Current Assets                                  6,077,211      7,540,218
                                                   ------------   ------------
Property, Plant and Equipment -Net                      728,209        424,222
                                                   ------------   ------------

Other Assets
  Trademarks - Net                                      101,823         80,794
  Prepaid Consultancy Fees                               28,250        293,000
                                                   ------------   ------------
Total Other Assets                                      130,073        373,794
                                                   ------------   ------------
Total Assets                                       $  6,935,493   $  8,338,234
                                                   ============   ============

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                 $    983,179   $    905,889
  Accrued Expenses                                      362,888        100,384
  Accrued Taxes                                          43,069         34,685
  Other Current Liabilities                             140,049         57,311
  Other Current Liabilities - Related Parties            39,589         49,883
                                                   ------------   ------------
Total Current Liabilities                             1,568,774      1,148,152
                                                   ------------   ------------

Commitments And Contingencies

Stockholders' Equity:
  Series A Preferred Stock - $.0001 Par
   Value, 500,000 Shares Authorized,
   249,911 Shares Issued                                     25             25

  Common Stock, $.0001 Par Value,
   30,000,000 Shares Authorized,
   8,472,000 Shares Issued                                  847            847
  Additional Paid-In Capital                         12,040,017     12,040,017
  Accumulated Deficit                                (6,870,114)    (4,919,790)
  Cumulative Foreign Currency Translation
   Adjustment                                           195,944         68,983
                                                   ------------   ------------
Total Stockholders' Equity                            5,366,719      7,190,082
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity         $  6,935,493   $  8,338,234
                                                   ============   ============


       See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
(Unaudited)

                                            Three Months Ended             Nine Months Ended
                                                 March 31                      March 31
                                           1997            1996          1997             1996
                                    ----------------  -------------  -------------   ---------------
Revenues:
   Product Sales                    $      1,277,706 $      583,003  $   3,768,406 $       2,374,198
   Storefitting and License Revenue          216,817         60,915        719,129           637,512
                                    ----------------  -------------  -------------   ---------------
     Total Revenues                        1,494,523        643,918      4,487,535         3,011,710
                                    ----------------  -------------  -------------   ---------------

Cost of Sales:
   Product Sales                             926,638        342,413      2,716,676         1,486,892
   Storefitting and License Revenue          192,888        103,079        543,231           448,744
                                    ----------------  -------------  -------------   ---------------
      Total Cost of Sales:                 1,119,526        445,492      3,259,907         1,935,636
                                    ----------------  -------------  -------------   ---------------

    Gross Profit                             374,997        198,426      1,227,628         1,076,074

Selling, General and Admin.
  Expenses                                   976,182        445,737      2,558,428         1,252,276
Consultancy Fees                             248,250        245,750        744,750           485,750
                                    ----------------  -------------  -------------   ---------------
(Loss) from Operations:                    (849,435)      (493,061)    (2,075,550)         (661,952)
                                    ----------------  -------------  -------------   ---------------

Other Income (Expense):

    Gain on Sale of Equipment               -               -              -                   5,088
    Foreign Exchange (Loss) Gain            (93,172)        -               55,722          -
    Interest Income                           10,523        -               69,504          -
    Interest Expense                               0       (71,379)              0         (232,989)
                                    ----------------  -------------  -------------   ---------------
          Total Other Income
            (Expense)                       (82,649)       (71,379)        125,226         (227,901)
                                    ----------------  -------------  -------------   ---------------
(Loss) before Income Taxes                 (932,084)      (564,440)    (1,950,324)         (889,853)

Provision for Income Taxes                  -               -              -                -
                                    ----------------  -------------  -------------   ---------------
Net (Loss)                          $      (932,084)  $   (564,440)  $ (1,950,324)   $     (889,853)

                                    ================  =============  =============   ===============
Net (Loss) per share                $         (0.11)  $      (0.22)  $      (0.23)   $        (0.35)
                                    ================  =============  =============   ===============
Weighted average number of shares          8,524,364      2,568,000      8,524,364         2,568,000
                                    ================  =============  =============   ===============

       See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Unaudited)

                                                      Common Stock             Series A Preferred      Additional
                                                  ------------------           -------------------       Paid-In
                                                  Shares      Amount            Shares     Amount        Capital
                                                  ------      ------            ------     -------       -------

 Balance -   June 30, 1996                     8,472,000      $847             249,911       $25        $12,040,017

 Foreign Currency Translation Adjustment          -             -                 -            -            -

 Net Loss                                         -             -                 -            -            -
                                               ---------      ----             -------       ---        -----------
 Balance -   March 31, 1997                    8,472,000      $847             249,911       $25        $12,040,017
                                               =========      ====             =======       ===        ===========

                                                                    Foreign
                                                                    Currency            Total
                                              Accumulated         Translation        Stockholders'
                                                Deficit           Adjustments          Equity
                                               -------           -----------           -------

Balance -   June 30, 1996                     $(4,919,790)         $68,983           $7,190,082

Foreign Currency Translation Adjustment            -               126,961              126,961

Net Loss                                       (1,950,324)           -               (1,950,324)
                                              -----------         --------           ----------
Balance -   March 31, 1997                    $(6,870,114)        $195,944           $5,366,719
                                              ===========         ========           ==========

       See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(Unaudited)                                         Nine Months Ended
                                                         March 31
                                              ---------------------------------
                                                    1997             1996
                                                    ----             ----
Cash Flows from Operating Activities:
    Net Loss                                   $(1,950,324)       $(889,853)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                 219,088           66,698
      Amortization of Trademarks                    25,062           16,041
      (Gain) on Sale of Equipment                    -               (5,088)
      Imputed Interest                               -               52,786
      Non-Cash Consulting Fees                     720,000          480,000

Changes in Assets and Liabilities
          Trade Accounts Receivable               (319,573)        (278,532)
          Other Receivables                         22,980            4,253
          Inventory                             (1,074,430)        (131,476)
          Other Current Assets                     (62,996)         (51,218)
          Other Assets                              24,750              -
          Accounts Payable                          77,290         (116,399)
          Accrued Expenses                         262,504          353,741
          Accrued Taxes                              8,384           30,820
          Other Current Liabilities                 82,738           27,798
          Other Current Liabilities - Related
            Parties                                (10,294)         (64,628)
                                               -----------        ---------
Net Cash - Operating Activities                 (1,974,821)        (505,057)
                                               -----------        ---------
Investing Activities
    Proceeds from Sale of Equipment                  -               21,433
    Purchase of Property and Equipment            (494,902)         (55,658)
    Investment in Trademarks                       (39,298)         (10,508)
                                               -----------        ---------
Net Cash - Investing Activities                   (534,200)         (44,733)
                                               -----------        ---------

Financing Activities
    Payment of Lease Obligations                     -              (51,609)
    (Repayment of)/Proceeds from Cash Overdraft      -               (1,047)
    (Repayment of)/Proceeds from Short-Term Loans    -              500,000
    (Repayment of)/Proceeds from Related Party
      Loans                                          -              108,031
                                               -----------        ---------
Net Cash - Financing Activities                      -              555,375
                                               -----------        ---------

                                               -----------        ---------
Effect of Exchange Rate Changes On Cash             91,995           (5,585)
                                               -----------        ---------
Net Decrease In Cash                            (2,417,026)             -

Cash  - Beginning of Period                      3,958,168              -
                                               -----------        ---------
Cash  - End of Period                          $ 1,541,142        $     -
                                               ===========        =========

Supplemental Disclosures of Cash Flow
 Information
    Cash paid during the period for:
          Interest                             $     -            $ 175,915
          Income Taxes                         $     -            $     -


       See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------


(1)      Significant Accounting Policies

         Significant Accounting Policies of Applewoods, Inc. (the "Company") are set forth in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on October 15, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)      Basis of Reporting

         The balance sheet as of March 31, 1997, the statements of operations for the three months and nine months ended March 31, 1997 and 1996, the statement of stockholders' equity for the nine months ended March 31, 1997, and the statements of cash flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company such statements shall include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1997, and the results of its operations and cash flows for the nine months then ended. It is suggested that these financial statements be read in conjunction with Form 10-KSB filed with the Securities and Exchange Commission on October 15, 1996.


(3)    Property, Plant & Equipment

Property, Plant & Equipment is comprised of the following:

                                                 March 31,       June 30,
                                                      1997           1996
                                                 ---------    -----------
Plant & Machinery                                 $677,649      $ 441,798
Office Equipment & Fittings                        440,358        140,496
Motor Vehicles                                      38,909         36,900
                                                 ---------    -----------
                                                 1,156,916        619,194
Less: Accumulated depreciation                     428,707        194,972
                                                   -------       --------

                                                  $728,209       $424,222
                                                  ========       ========

(4)    Trademarks


Trademarks is comprised of the following:
                                                 March 31,       June 30,
                                                      1997           1996
                                                 ---------      ----------
Cost                                             $ 198,135      $ 149,949
Less: Accumulated amortization                      96,312         69,155
                                                    ------         ------

                                                  $101,823        $80,794
                                                  ========        =======

APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------



(5)    Inventory

Inventory is comprised of the following:

                                             March 31,          June 30,
                                                  1997              1996
                                            ----------        ----------
Raw Materials                               $1,422,329         $ 856,893
Work in Progress                               117,160            24,886
Finished Goods                               1,277,007           860,287
                                            ----------        ----------
                                            $2,816,496        $1,742,066
                                            ==========        ==========

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       Applewoods, Inc., a Delaware corporation, ("AI"), was formed in September 1995 to acquire all of the outstanding stock of Applewoods International Limited ("AIL"), a company registered in Great Britain. The acquisition was recorded as a recapitalization of AIL, with AI as the acquiror. AI and AIL are collectively referred to as the "Company".

       The business of the Company is the establishment of licensed retail stores to sell "natural" soaps, toiletries and related gift products. The Company manufactures both the products and the associated storefittings at its premises in Devon, England. During the past three years, the Company has pursued an active policy of developing original product lines in-house and sourcing accessory products from around the world. This is essential to provide a sufficient range and variety of products to make the stores successful. It is anticipated that this range development will continue for the foreseeable future.

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

Three months ended March 31, 1997 compared to three months ended March 31, 1996

       The Company's revenues are generated from an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space, and from the sale of products to these licensees. For the three months ended March 31, 1997, total revenues increased by 132.1%. Within this, product sales increased by 119.2% over the previous year, essentially due to the increased number of stores and sales into QVC, the direct response television organization based in the United States. At March 1997, the Company had 58 stores operating compared with 48 at March 1996. Storefitting and license revenue increased by 255.9%.

       The gross profit percentage for the three months ended March 31, 1997, declined year on year from 31% to 25%. This was a result of balancing the inventory profile and recognizing potential product obsolescence, the impact of which was offset by an improvement in the storefitting and license gross margin; in 1996, this quarter reported a standstill in the storefitting activity as potential licencees waited for the outcome of the public offering. Selling, general and administrative expenses increased to approximately $976,000 this year from approximately $445,000 in the previous year. The major element within this was again the increase in sales promotion, travel and product development, which all relate to the increased efforts by the Company to develop the worldwide market for its products.

       The Company also recognized $240,000 of noncash consulting expense related to two new consulting agreements which commenced in October 1995. Interest income at approximately $11,000 this year replaced interest expense of $71,000 last year. This was due to the effect of the public offering in April 1996 which replaced the bank borrowings and other loans with a cash surplus. A foreign exchange loss has been recognized as a result of the weakening of the Pound Sterling through the quarter; at March 31, 1997, the Pound Sterling exchanged for 1.638 U.S. Dollars, while at December 31, 1996, the rate was 1.711.

       It should be noted that there remains a further $480,000 of noncash consulting fee expense to be expensed as at March 31, 1997.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine months ended March 31, 1997 compared to nine months ended March 31, 1996

       For the nine months ended March 31, 1997, total revenues increased by 49.0%. Within this, product sales increased by 58.7% over the previous year, essentially due to the increased number of stores. At March 1997, the Company had 58 stores operating compared with 48 at March 1996. Storefitting and license revenue increased by 12.8% compared to the previous year.

       The gross profit percentage for the nine months ended March 31, 1997, declined from 36% to 27%. This was largely a result of the promotion cost of new products into the market in the second quarter and provisioning against potentially obsolescent inventory in the third quarter. Selling, general and administrative expenses increased to approximately $2,558,000 this year from approximately $1,252,000 in the previous year. The major element within this was again the increase in sales promotion, travel and product development, which all relate to the increased efforts by the Company to develop the worldwide market for its products.

       The Company also recognized $720,000 of noncash consulting expense related to two new consulting agreements which commenced in October 1995. Interest income at approximately $70,000 this year replaced interest expense of

$234,000 last year. This was due to the effect of the public offering in April 1996 which replaced the bank borrowings and other loans with a cash surplus. A foreign exchange gain has been recognized as a result of the relative strength of the Pound Sterling at the quarter end; at March 31, 1997, the Pound Sterling exchanged for 1.638 U.S. Dollars, while at June 30, 1996, the rate was 1.554.

       It should be noted that there remains a further $480,000 of noncash consulting fee to be expensed as at March 31, 1997.

Liquidity and Capital Resources

       At March 31, 1997, the Company had working capital of $4,508,000 including cash and cash equivalents of $1,541,000. The 5% variation in the Pound Sterling/ U.S. Dollar exchange rate is relevant in comparing Net Asset values, which mainly originate in Pounds Sterling, at the Balance Sheet dates.

       During the nine months to March 31, 1997, the Company used cash of approximately $1,975,000 to fund operations. Contributing to this use of cash was a net loss for the period, before noncash items of some $987,000, and an increase in inventory of $1,074,000. Net cash used in investing activities was $534,000; this was mainly spent in the first fiscal quarter on new machinery to automate the production process.

       On Febuary 3 1997, the Company, through its subsidiary, Applewoods International Limited, entered into an agreement with QVC Inc., the direct response television organisation based in the United States pursuant to which the Company granted QVC (i) the exclusive right to promote the Company's products by direct response television in the USA, (ii) the non-exclusive right to promote the Company's products by direct mail and retail distribution in the retail stores of QVC or its affiliates, and (iii) the right of first refusal to promote the Company's products by direct response television outside of the USA (other than in areas where existing franchisees have rights prohibiting such promotion) (each, an "Additional Territory"). The initial term of the Agreement is for two (2) years, renewable for successive two (2) year periods (each, a "Term").

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

PART II  -  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits as required by Item 601 of Regulation S-K:

None Required.

(b) Reports on Form 8-K :

None filed during the quarter for which this form is submitted.

SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.



                                       APPLEWOODS, INC.



         Date: May 6, 1997

                                       By: /s/ Roger M. Buoy,
                                          ------------------------------------
                                          Roger M. Buoy,
                                          Chairman and Chief Executive Officer