Form 10KSB40
period 1997-06-30
APPLEWOODS INC
filed 1997-10-14
CIK 1002522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended June 30, 1997

         |_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


      For the transition period from ___________________ to ___________________.

Commission File No. 0-27850

                               APPLEWOODS(R), INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3859709
(State of or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

274 Riverside Avenue
Westport, Connecticut                                         06880
 (Address of Principal                                     (Zip Code)
  Executive Officers)

Registrant's telephone number, including area code:   (203) 227-4912

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $5,921,689.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 1997, was approximately $2,647,500.

         Number of shares outstanding of the issuers common stock, as of September 30, 1997, was 8,472,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         A portion of the Registrant's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders ("Proxy Statement") to be filed pursuant to Regulation 14A is incorporated by reference in Part III of this Report.

                                     PART I

Item 1.  BUSINESS.

         Applewoods(R), Inc., a Delaware corporation ("Applewoods(R) Delaware"), through its wholly owned subsidiary Applewoods(R) International Limited, an English corporation ("AIL"), manufactures and sells natural soaps, oils, lotions, other toiletries and related gift products to both licensed Applewoods(R)' retail stores and authorized distributors around the world. Applewoods(R) Delaware and AIL are collectively referred to herein as the "Company" or "Applewoods(R)". The Company's principal products include natural hair and skincare products and related gift items. Applewoods(R) Delaware was formed in September 1995 to acquire all of the outstanding shares of capital stock of AIL and ALA Limited ("ALA"), a wholly-owned subsidiary of the Company which was dissolved on July 15, 1996. All share and per share data included in this annual report have been restated to reflect the Company's two-for-one stock split effected in May 1996.

         In April 1996, immediately prior to the Company's initial public offering, Applewoods(R) Delaware acquired AIL and ALA by issuing an aggregate of 3,600,000 shares of Common Stock of Applewoods(R) Delaware for the all of the issued and outstanding shares of capital stock of AIL and ALA. In connection with its initial public offering, the Company raised approximately $6,900,000 from the sale of 2,760,000 shares of the Company's Common Stock. The proceeds from the offering were used to repay certain indebtedness and have been and will continue to be used to expand the Company's business. Following the Company's initial public offering, holders of an aggregate of 576,000 of the Company's Class A Warrants exercised such warrants for an aggregate exercise price of $1,728,000.

         The Company was formed in 1978 for the purpose of developing and marketing natural toiletries. In July 1992, the Company's predecessor was placed into receivership in England. (Receivership in England is similar to bankruptcy in the United States). In August 1992, Messrs. Roger Buoy and Tony Swash, the Company's Chief Executive Officer and Chief Operating Officer, respectively, purchased the Company's assets from the receiver. Prior to entering into receivership, AIL owned and operated six retail stores in the United Kingdom, all of which were closed prior to the receiver being appointed. Messrs. Buoy and Swash redirected the Company's business by concentrating on establishing licensed retail stores to sell the Company's natural soaps, oils, lotions, and gift items.

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

         The Company believes that Applewoods(R)' retail stores are most likely to be successful if they are owner operated. Therefore, the Company's business plan has been to license the Applewoods(R)' concept to entrepreneurs who, on their own or through sublicensees, open their own Applewoods(R)' retail stores and market Applewoods(R)' products. In selecting prospective store licensees, the Company seeks individuals based upon their knowledge of the natural toiletry business and their empathy with the Company's underlying belief in Beauty without Cruelty.

         As of September 30, 1997, there were 74 Applewoods(R)' retail stores (including stores within other larger retail stores) located in Asia, the Middle East, Europe, the Caribbean, North America, Central and South America, offering 15 product lines: Applewoods(R) Soaps, Extracts(TM), Naturals(TM), Orchid and Camelia(TM), Discoveries(TM), Mother and Baby(TM), EVER(TM), Bristol Blue(TM), Aromatherapy(TM), Out of Africa(TM), Marine(TM), Love Oils from the Planet Venus(TM), Rich Shea Butter(TM), Pot Pourri(TM) and Florilegium(TM). In addition, the Company is introducing three additional ranges in Autumn 1997 - Lavender, Coconut and a group of Fragrances. These product lines include hand and body lotions, skincare products, bath oils, fragranced candles, men's grooming items, powders, creams, aromatherapy products, soaps, conditioners, bubble baths, shower gels, massage oils, bath sponges, massagers and other accessory products. Although most of the Company's products are designed to appeal to women, there are two product lines directed at the male market, Ever(TM) and Bristol Blue(TM), which tend to be purchased by women, as gifts for men. The Company also offers a variety of sundry products, such as wooden and plastic bath and body accessories and candles. Applewoods(R)' retailers are restricted from purchasing or selling products from third parties without the Company's prior written consent.

         The Company does not charge its retail store licensees any franchise, advertising or other licensing fees. However, the Company receives an initial fee (approximately $70,000) for designing and fixturing the retail space, and providing initial support services. In addition, in order to commence operations, retail store licensees need to purchase the initial inventory from the Company at the established wholesale price (approximately $40,000). After a new licensee is approved, a Company representative visits the territory to review potential sites selected by the licensee for retail stores. Once a prospective location is found and a decision is made to proceed, all necessary construction details are obtained. The Company designs the store front and interior fixtures, normally including lighting. After finalizing the proposed design and budget, the Company constructs the fixturing and store frontage at its own facilities and ships these items to the new location, where they are installed (in all cases, but for eleven stores which were installed directly by the licensees) by a representative of the Company's construction department. All Applewoods(R)' stores are similar in atmosphere and design although layout will vary to meet the particular requirements of each building or structure. Applewoods(R)' retail stores normally occupy between 500 to 1,000 square feet of floor space.

         In addition to licensed retail stores, the Company's products are promoted in North America by QVC Inc., a direct response television organization. The Company hopes to generate brand awareness in the United States through mass market merchandising of its products on the

QVC national cable channel. The Company has participated in several shows during 1996 and 1997.

         The Company develops and manufactures almost all of its own products, with the exception of soaps, candles, some alcohol-based products and various accessories. The Company hopes that Applewoods(R)' products eventually will be free from animal by-products, subject to the availability of a successful vegetable or synthetic replacement. Applewoods(R) is against testing on animals and encourages its suppliers to share the same philosophy. The packaging for the Company's products is minimal and recycled or recyclable where possible.

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

Extracts(TM)

         Using extracts from nature with unusual properties (such as aloe vera, chamomile, henna, peppermint, shea butter and rosemary), "Extracts" represents a complete collection of hair and skincare products for different skin types, formulated for everyday use.

Naturals(TM)

         "Naturals" includes shampoos, conditioners, moisturizers and various toiletries in five different fragrances packaged in recycled Spanish glassware.

Orchid & Camelia(TM)

         Orchid & Camelia are classic "English" toiletries designed specifically for the gift market which include soaps, lotions, fragranced candles and scented drawer liners.

Ever(TM)

         "EVER" is a line of products which have been specially developed by the Company for men. EVER products include bath and shower gel, shampoo, soaps, aftershave and other men's grooming products. EVER is primarily marketed to women as gift items for men.

Bristol Blue(TM)

         A line of men's toiletries designed to appeal to more active men. Bristol Blue products include bath and shower gel, shampoo, soaps, aftershave and other men's grooming products.

Applewoods(R) Aromatherapy(TM)

         "Aromatherapy" products include essential oils, shampoos, lotions and skin preparations for all skin and hair types derived from pure oils. "Aromatherapy" products are designed to produce aromas which have a palliative, soothing and relaxing effect.

Mother and Baby(TM)

         The Company has created a natural range of soothing creams and oils designed to pamper mothers-to-be and newborn babies by using ingredients with limited fragrance and an absence of mineral oils and talcum powder. "Mother and Baby" products include, powders, creams, shampoo, oils, lotions and gels.

Applewoods(R) Discoveries(TM)

         This group of soaps, shampoos, conditioners, bubble baths, hand and body lotions and shower gels is brightly packaged and are fragranced to resemble twelve exotic fruits.

Out of Africa(TM)

         The "Out of Africa" collection consists of lotions, skin toners, bubble baths, shampoos, conditioners and cologne, each packaged in an attractive antique-looking bottle with an ornate stopper.

Applewoods(R) Marine(TM)

         The Company has a "Marine" collection of soaps, bath oils and shower gels which are packaged in ecru and turquoise packaging to capture the feeling of the sea.

Rich Shea Butter(TM)

         "Rich Shea Butter" uses a butter made from the Karite nut and is characterized by its deep, smooth, moisturizing properties. The Company has created a range of products from Rich Shea Butter for everyday use that includes hand and body lotion, a deluxe hand cream, a liquid soap and conditioners.

Love Oils from the Planet Venus(TM)

         The Company has created a group of bath and massage oils intended for younger customers by using brightly colored liquids of differing viscosities which management believes creates a psychedelic appearance.

The Applewoods(R) Vegetable Soaps(TM)

         The Company sells translucent, vegetable-based glycerine soaps. These soaps are sold in a variety of sizes and packaging including bath-sized tablets, gift packages, collections of fruit shape soap and small novelty soaps.

The Applewoods(R) Pot Pourri Collection(TM)

         The Company's potpourri is hand-blended from flowers and plants and then fragranced with natural oils.

English Florilegium(TM)

         A gift collection of English Florals, English Rose, Lavender and Freesia. Combination gift boxes are complemented by pot pourri and dried flowers.

The Company plans to introduce the following ranges in Autumn 1997:

Lavender(TM)

         This range has introduced another fragrant dimension to toiletries and gifts; fragrance, room sprays, soaps and shower gels sit alongside white lace accessories.

Coconut(TM)

         Inspired by exotic island locations, coconut preparations bring a holiday mood into the home with shampoo, shower gel, body lotion and soap.

Fragrance(TM)

         Six new fragrances are introduced, one unisex and five for women. The main offer being a group of four known as Applewoods(R) Flight of Fragrance: all Eau de Parfum and named after butterflies: Sangaris, Esmeralda, Papilio and Lacewing.

Earth Tones(TM)

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

Sales and Marketing

         The Company's sales and marketing efforts are focused on expanding the number of Applewoods(R)' retail stores and increasing the sales of its products at each location. Accordingly, the Company intends to participate at a variety of international trade exhibitions around the world which specifically focus on licensing new businesses. The Company has developed a new series of marketing and sales promotion media to promote its products and the retail stores. The

Company also has upgraded its instore merchandising materials and information literature, and has hired a public relations officer to aid with these marketing campaigns.

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

Distribution

         Each retail licensee is required to purchase inventory prior to the opening of an Applewoods(R)' retail store. As inventory is sold, or if a retailer wishes to purchase a new product line, the retail store places orders for goods by facsimile transmission to the Company's offices in Devon, England. The Company endeavors to fulfill orders within three weeks from the date of receipt. Most orders are fulfilled from the Company's inventory or, in the event of a large order, the Company manufactures the goods (except for certain goods purchased from outside sources) as ordered. The Company's order processing system is part of the Pegasus Accounting System which allows the Company to maintain optimum inventory balances for the maintenance of minimum balances and to minimize the carrying cost of the Company's inventory. Most overseas orders are shipped FOB Applewoods(R) and each retailer usually requests delivery by container to his facility.

Suppliers

         The Company acquires fragrances, packaging and labels from outside suppliers for use in connection with its manufactured products. The Company tests each product and their raw materials to determine ingredient compatibility. These tests may be conducted by independent third parties in those instances where the Company believes outside testing to be necessary and appropriate.

         The Company believes that its present manufacturing facilities enhanced by certain capital improvements, will be sufficient to meet product demands for the foreseeable future with the possible exception of high season peaks in demand. The Company does not have any long-term contracts with the suppliers of raw materials used in the manufacturing of the Company's products. As a result, the Company will be required to identify new suppliers for such materials in the event its present sources are interrupted or discontinued. The Company believes that alternative suppliers exist, and will be available if necessary. There can be no assurance, however, that the Company will be able to obtain raw materials and supplies from such alternative sources, or that it will be able to do so without delay or increased costs.

Packaging

         The Company purchases plastic bottles and caps for its products directly from manufacturers. In order to avoid any supply disruptions, the Company operates under a minimum balance ordering scheme for its inventory. The Company normally keeps three to four months of finished inventory on hand. Management believes that this provides adequate time to identify new suppliers should a particular manufacturer experience any production or distribution delays.

         The Company designs the labels used on its products. Product labels are designed to coordinate with the particular product and packaging and are intended to project the Company's image. Product labels are manufactured by outside suppliers.

Manufacturing

         The Company manufactures all of its liquid toiletry products with the exception of certain alcohol-based products, soaps, soap related products, candles and accessories. The Company's manufacturing facilities are located at International House, Heathfield Industrial Estate, Newton Abbot, Devon, England where the Company leases approximately 34,500 square feet (plus further short-term warehousing facilities of approximately 20,000 square feet). This facility is also utilized by the Company for the construction of storefronts and fixtures to be utilized in Applewoods(R) stores. The manufacturing facility operates for one and a half shifts during busy periods.

Retail Store Licenses

         Most Applewood's stores are operated by a licensee pursuant to the terms of a license agreement typically entered into by the Company and the licensee for a period of five years. The license agreement restricts (i) the territory in which the licensee may operate, (ii) the goods which such licensee may sell in an Applewoods(R)' store, and (iii) the licensee from competing with the Company's business or from using the Company's trademarks (except as expressly permitted). Further, the licensee is required to comply with the Company's manual, to meet certain sales targets and to open further stores in the territory as agreed upon. The agreement is typically renewable for a further five year period upon the fulfillment by the licensee of certain conditions, including achieving certain sales targets. The Company intends to enter into such license agreement with all retailers operating an Applewoods(R)' retail store.

Retail Stores

         Each Applewoods(R)' store is owned and operated under the direction of a licensee or sublicensee. The Company's stores are designed to provide an attractive, clean, natural, colorful and convenient atmosphere for customers. The typical Applewoods(R) store devotes an average of 90% of its total square footage to selling space. Store sizes typically range from 500 to 1,000 square feet, with an average size store being 700 square feet and having selling space of 650 square feet. There are wall to wall shelves to display products by category, with related products displayed on adjacent areas. Point-of-sale signs containing prices and descriptions of the products are prominently displayed and brochures for most products are also available for customers.

         Although the stores are self-service, store personnel are trained to assist customers by guiding them to appropriate products or product groups and providing product information.

Store Locations

         As of September 30, 1997, there were 74 Applewoods(R)' retail stores in the following locations:

                  United States              4
                  Canada                     2
                  Asia                      10
                  Europe                    41
                  Middle East                9
                  Latin America              8
                                            --
                  TOTAL                     74
                                            ==

         The Company encourages site selection by its licensees based on customer demographics, traffic generated by shopping malls, residents, shoppers or tourists. Given the number of geographic regions that management believes have high market potential, the Company expects a sufficient number of suitable locations to be available for new Applewoods(R)' stores.

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

Direct Response Television Sales

         On February 3, 1997, the Company, through its subsidiary, Applewoods(R) International Limited, entered into an agreement with QVC Inc., the direct response television organization based in the United States pursuant to which the Company granted QVC (i) the exclusive right to promote the Company's products by direct response television in the United States, (ii) the non-exclusive right to promote the Company's products by direct mail and retail distribution in the retail stores of QVC or its affiliates, and (iii) the right of first refusal to promote the Company's products by direct response television outside of the United States (other than in areas where existing franchisees have rights prohibiting such promotion). The initial term of the Agreement is for two years, renewable for successive two-year periods.

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

Operations

         Other than one store in North America, all of the Company's operations are in the United Kingdom. Information as to sales to unaffiliated customers by geographic area is set forth in Note 9 of Notes to the Consolidated Financial Statements of the Company and is incorporated herein by reference.

Trademarks and Service Marks

         The Company has filed applications to register or has received certain registered trademarks in each country in which the Company sells products and believes such protection to be necessary. In certain countries, including but not limited to, Singapore, Chile and the Philippines, the related Registrar has raised objections to registration. Although the Company is endeavoring to overcome these objections, there is no guarantee that the related trademarks will be registered or that once registered, infringements will not occur. Further, in certain countries including, but not limited to, Spain and Japan, notwithstanding prohibitions in the related license agreement, the related licensee registered the Company's trademarks in the related licensee's own name. The Company has prosecuted such infringements vigorously and has been successful in several countries, including Spain and Japan, but there is no guarantee that in the future the Company will be successful at restricting unauthorized usage of its trademarks. Nevertheless, the Company intends to defend vigorously claims that use by the Company of its trademarks infringe upon the intellectual property rights of third parties.

Management and Employees

         The Company employs four executive officers, approximately 14 people in administration, approximately 78 in product development, manufacturing and distribution, 3 in store operations and training, and approximately 23 people in shopfitting and additional personnel on a part-time basis as required to compensate for seasonal fluctuations. The Company's work force is not currently unionized, nor is the Company aware of any efforts by its employees to unionize. The Company considers its employee relations to be good.

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

         The Company currently enters into license agreements with each Applewoods(R)' retailer, pursuant to which the Company requires such licensees to purchase the Company's products and to sell those products in accordance with the Company's manual. Accordingly, although the Company has endeavored to create relationships with its United States licensees which do not violate federal or state franchise laws and regulations, such laws and regulations may apply to the licenses awarded by the Company to one or more of the existing or future United States retail stores. Such laws and regulations require certain disclosures to be made by a franchisor to a potential franchisee and govern the offer and sale of franchises. These laws have broad enforcement provisions, including civil and criminal penalties, and, under certain state laws, potential and existing franchisees may have a private cause of action for franchise violations. While management does not currently believe that it has violated such franchise laws, there can be no assurance that the Company will not be required to comply with such laws and regulations, particularly as the Company enters into additional relationships with retailers located in the United States. Consequently, the Company has prepared the required disclosure documents and intends to commence filings with the Federal Trade Commission and relevant state agencies in order to comply with all applicable state and federal franchise laws with respect to existing Applewoods(R) locations in the United States as well as the opening of new Applewoods(R)' stores. There can be no assurance that the Company will be granted all necessary approvals to conduct a franchise business, either by the FTC or state agencies, or that such approval will be granted without delay.

Item 2.  PROPERTIES.

         The Company's corporate offices are located in England at International House, Heathfield Industrial Estate, Newton Abbot, Devon TQ12 6RY and in the United States at 274 Riverside Avenue, Westport, Connecticut 06880. The Company leases five units at its Heathfield Industrial Estate, Devon, England facility for office and warehouse space. Three of these leases expires in August 1998 and the other two before June 1998. The rent for the Company's Devon facilities is 103,500 pounds per annum (approximately $170,000) and council rates of 24,274 pounds (approximately $40,000) per annum. In addition, the Company leases a small warehouse in Devon of 5,000 square feet at an annual rate of 44,600 pounds (approximately $73,340). The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

         The Company's executive headquarters are in Westport, Connecticut. The Company's lease is on a month to month basis at a rent of $544 per month.

Item 3.  LEGAL PROCEEDINGS.

         Except as set forth below, there is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party. There are two continuing proceedings to which the Company is a party which the Company does not believe is material for the reasons set forth below.

         In November 1993, Mr. Ian Mitchell, the former controlling stockholder of AIL prior to its entering into receivership, commenced proceedings against AIL in a litigation entitled Ian Robert Mitchell and Applewoods(R) International Limited in The High Court of Justice, Queen's Bench Division, in England, seeking damages for wrongful dismissal from his position as sales director of AIL and for loss of his shareholdings. Should he succeed he places a value on this claim of not less than $186,000, although he is also seeking an assessment of unspecified damages. The Company intends to defend vigorously Mr. Mitchell's claim and has asserted counterclaims in excess of plaintiff's demand against Mr. Mitchell and his wife, Judith Ann Mitchell, alleging deception, breach of warranty, and misrepresentation by them in connection with their sale to AIL of the business and property of AIL and grave misconduct and material breaches of Mr. Mitchell's service agreement, such that AIL was entitled to terminate his employment and treat the service agreement as rescinded.

         The Company has been named in an action Mott v. Sterling Foster & Co., Inc., et al., (United States District Court, District of South Carolina) along with various other defendants. The complaint against the Company contains allegations of violations of state and federal securities laws and common law fraud and negligence arising out of the April 1996 initial public offering of 2,760,000 shares of Company common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. employed improper sales tactics and manipulated secondary market trading in shares of the Company's common stock following the offering. The complaint seeks unspecified damages. The Company and its officers and directors deny the allegations in the complaint and are vigorously defending this action.

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

         The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 1997 based upon information supplied by Nasdaq. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                           Quoted Bid Price(1)
                                           -------------------
                                          High($)          Low($)
                                          -------          ------
      1997 Calendar Year
      ------------------

      First Quarter                       3.13             0.56
        January 1, 1997
        - March 31, 1997

      Second Quarter                      0.72             0.22
         April 1, 1997
         - June 30, 1997

      1996 Calendar Year
      ------------------

      Second Quarter                      9.125            6.75
        April 10, 1996
        - June 30, 1996

      Third Quarter                       6.75             5.25
         July 1, 1996
         - September 30, 1996

      Fourth Quarter                      5.50             0.50
         October 1, 1996
         - December 31, 1996

         (1) The Company effected a two-for-one stock split with respect to its shares of Common Stock outstanding on May 9, 1996.

         On September 30, 1997, the closing price of the Common Stock as reported on The Nasdaq SmallCap Market was $0.3125. As of October 9, 1997 there were 92 holders of record and 1,483 beneficial owners of Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Applewoods(R), Inc., a Delaware corporation, ("AI"), was formed in September 1995 to acquire all of the outstanding stock of Applewoods(R) International Limited ("AIL"), a company registered in Great Britain. The acquisition was recorded as a recapitalization of AIL, with AI as the acquiror. AI and AIL are collectively referred to as the "Company."

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

         This Annual Report contains forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Year ended June 30, 1997 compared with year ended June 30, 1996

         The Company's revenues are generated from the sale of products to licensees and an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space. Total revenues increased by 55.5% over the previous year. Within this, product sales increased 50.3% over the previous year, essentially due to the increased number and quality of retail stores. At June 30, 1997, the Company had 65 licensed shops operating compared with 47 at June 30, 1996. Storefitting and license revenue increased by 80.1%.

         The gross profit percentage for the year ended June 30, 1997 declined from 28% to 21%. Product margin decreased from 32% to 20% in 1997; this was a result of providing against inventory associated with product lines which are being replaced. The margin generated by the storefitting and licensed revenue increased from 14% to 24% reflecting the increased activity level.

         Selling, general and administrative expenses increased by 65.3% to approximately $3,474,000 this year from approximately $2,101,000 in the previous year. The major element of this was the increase in sales promotion, travel and product development, which all relate to the increased efforts by the Company to develop the worldwide market for its products.

         The Company has expensed the balance of $1,200,000 of noncash consulting expense related to two consulting agreements which commenced in October 1995 as the full benefit of these marketing agreements have been taken by the Company.

         The Company has also expensed the balance of $86,000 of capitalized investment banker fees originating in January 1996. This recognizes the decision of the Company's investment banker to withdraw from supporting the Company's stock.

         The Company benefited from a foreign exchange gain of $94,805 compared to a loss in 1996 of $3,441. This was a result of the pound sterling strengthening against the US dollar through the year. Interest income of $87,383 has replaced interest expense of $462,025 because of the effect of the public offering in April 1996 which replaced the bank borrowings and other loans with a cash surplus.

Liquidity and Capital Resources

         At June 30, 1997, the Company had working capital of $3,267,000 including cash of $787,000.

         During the year, the Company used cash of approximately $2,719,000 to fund operations. Contributing to this use of cash was a net loss for the year, before consulting items of approximately $2,113,000, an increase in inventory of approximately $979,000 and an increase in the Company's accounts receivable of approximately $428,000. Accrued expenses increased by approximately $326,000. Net cash used in investing activities increased to $576,000 due to the purchase in the year of new machinery to improve the production process. The Company did not have any significant capital commitments at June 30, 1997.

         The Company's financial statements have been prepared on a going concern basis because management believes, based on cash flow projections through September 30, 1998, the Company may be able to continue to operate through that date without the need for credit facilities.

         The Company is presently investigating various sources of credit should they be needed to meet cash flow requirements caused by the continuing growth of the Company and seasoned fluctuations in sales revenue. It believes that existing bank balances, cash flow from operations and borrowing facilities, which are currently under negotiation, will be sufficient to meet its requirements for the foreseeable future.

Impact of Inflation

         Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue.

Seasonality

         The Company experiences considerable seasonal fluctuation in its quarterly results due to the pre-Christmas retail sales period. In the last two years, an average of 34% of annual product sales were generated in the October to December quarter. Quarterly results should therefore be viewed in this context.

New Accounting Standards

         In February 1997, FAS 128 "Earnings per Share" was issued. The provisions of this statement must be adopted for accounting periods ending after December 15, 1997. Earlier adoption is not permitted. FAS 128 simplifies the provision relating to the computation of earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The adoption of FAS 128 by the Company will not have any material impact on the EPS amounts previously reported.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Price Waterhouse, LLP ("PW") by a letter dated June 20, 1997 was dismissed as the independent accountants for the Company. The reports of PW on the financial statements of the Company for the year ended June 30, 1996 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors approved the dismissal of PW. For the year ended June 30, 1996 and through June 20, 1997, there have been no disagreements between the Company and PW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused PW to make a reference thereto in its report on the Company's financial statements for such period. During the most recent fiscal year and through June 20, 1997, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

         The Company was furnished with a letter from PW addressed to the Securities and Exchange Commission stating that PW agrees with the above statements.

         The Company engaged Ernst & Young, as its new independent auditors as of June 20, 1997. Prior to such date, the Company did not consult with Ernst & Young regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Ernst &Young, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

         Moore Stephens, P.C. (formerly Mortenson & Associates, P.C.) ("Moore Stephens") by the letter dated June 26, 1996 was dismissed as the independent accountants for the Company. The reports of Moore Stephens on the financial statements of the Company for the year ended June 30, 1995 contains no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors approved the dismissal of Moore Stephens. For the year ended June 30, 1995 and through June 26, 1996, there were no disagreements between the Company and Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Moore Stephens to make a references thereto in its report on the Company's financial statements for such period. During the year ended June 30, 1995 and through June 26, 1996, there were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

         The Company was furnished with a letter from Moore Stephens addressed to the Securities and Exchange Commission stating that Moore Stephens agrees with the above statements.

         The Company engaged Price Waterhouse LLP ("PW"), as its new independent accountants as of June 26, 1996. Prior to such date, the Registrant did not consult with PW regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by PW, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

Directors and Executive Officers

    Name                   Age         Position Held
------------------         ---         -------------
Roger Buoy                 51          Chairman of the Board of Directors, Chief
                                       Executive Officer and Director

Tony E. Swash              46          Chief Operating Officer and Director

David H. Knight            43          Chief Financial Officer and Secretary

Graham Cluer               39          Vice President - Operations

Josh Gaspero               55          Director

Sherman A. Drusin          55          Director

Terence McAuley(1)         43          Chief Financial Officer and Secretary

----------
(1) Resigned as the Chief Financial Officer and Secretary in October 1996.

Background of Executive Officers and Directors

Roger M. Buoy has been the Chief Executive Officer and Chairman of the Board of the Company since August 1992. From 1983 to 1992, Mr. Buoy was the President, Chief Executive Officer and founder of Mindscape International, Inc., ("Mindscape") a developer and publisher of educational and entertainment software for personal computers and video game machines. In 1987, Mindscape successfully completed its initial public offering in 1990. Mindscape was then sold to Software Toolworks, and subsequently renamed Mindscape and acquired by the Pierson Group of the United Kingdom. From 1981 to 1983, Mr. Buoy was the Executive Vice President-Software Publishing and Operations of Scholastic, Inc., a New York based publisher of educational materials.

Tony E. Swash has been Chief Operating Officer and a Director of the Company since August 1992. From 1979 to 1992, Mr. Swash was Sales Director for Ray Engineering Company Ltd. ("Ray Engineering"), a subsidiary of a British public company. In 1985, Mr. Swash along with two other directors and two venture capital companies, purchased Ray Engineering. In 1988, Mr. Swash was instrumental in selling Ray Engineering to an English public limited company. He remained as the Divisional Managing Director of Ray Engineering until he resigned to take part in the purchase of the assets of AIL in 1992.

David H. Knight has served as Chief Financial Officer for the Company since October 1996. Mr. Knight is a Fellow of the Institute of Chartered Accountants who has worked in the manufacturing industry for fifteen years after completing his post qualification experience with Price Waterhouse in 1980. Most recently, he has worked for four years from 1992 as the Financial Director of a large operating division of William Baird plc in the textile industry. He has also had experience as Financial Controller in the plastics and agricultural industries.

Graham R. Cluer has served as Vice President-Operations for the Company since October 1996. Mr. Cluer graduated from University of Bangor, Wales in 1979 with a B.S. (Honors) in Biochemistry. Mr. Cluer was employed by Unigate Dairies Limited and after various supervisory roles was promoted to Operations Manager (Production) at Chadwell Heath, UDL's largest production facility. Mr. Cluer then joined Associated Dairies (taken over by MD Foods in 1990) in 1988 as Factory Manager (North East) and promoted to Operations Director in 1993 responsible for manufacturing plants at Settle and Kendal. Following the sale of the Kendal plant in 1995, Mr. Cluer managed the Company's technical function together with the Settle plant and periods at the Bamber Bridge, London and Newcastle factories.

Josh Gaspero has been a Director of the Company since August 1996. He is presently Chairman of Joshua Tree Holdings, LLC which has controlling interests in Adventure Weekend Magazine, Best of Times Productions and Joshua Lockhard Direct Response Group. Previously he was Co-Chairman of Readers Digest Young Families from October 1993 until March, 1996. From March 1982 until October, 1993, he was Co-Chairman and Founder of Joshua Morris Publishing, a company subsequently purchased by The Readers Digest Association. Prior to 1982, Mr. Gaspero was President and CEO of Harlequin Books North America. Mr. Gaspero is a 1964 graduate of St. Joseph's University with a B.A. in Marketing.

Sherman A. Drusin has been a Director of the Company since August, 1996. Mr. Drusin is currently a consultant providing corporate finance counseling to several companies. Previously, he was the Director of Corporate Finance for Sterling Foster & Co., Inc., an investment banking firm in New York from March, 1995 until February, 1997. In addition, he is President and Director of Preferred Benefit Plans, Inc. located in Armonk, New York. Previously, he was Vice President for Corporate Finance for J. Gregory & Company, an investment banking firm. For 25 years prior to his work in the investment banking field, Mr. Drusin was CEO, President and

Director of several computer software companies. He currently serves on the Board of Directors of several organizations which include InTime Systems International, the Sterling Foster Foundation and the Make-A-Wish Foundation of Metro New York. Furthermore, he is an advisor to the Board of Directors of several publicly traded corporations. Mr. Drusin is a 1964 graduate of Fairleigh Dickinson University with a B.S. in Economics.

Terence McAuley served as a part-time Chief Financial Officer for Applewoods from December 1994 to October 1996, devoting 20 hours per week to the Company. Since 1988 he has served as an independent consultant to various companies and from 1984 to 1988 he served as Chief Financial Officer for ISIS Construction, a building construction company. From 1980 to 1984, he was with the National Trust of Great Britain as an accountant. Mr. McAuley qualified and worked as a chartered accountant with Price Waterhouse from 1975 to 1980.

         There are no family relationships between the officers and directors of the Company, except that Roger Buoy and Tony Swash are second cousins.

         Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The Directors receive no other compensation for serving on the Board of Directors. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

         Compliance with Section 16(a) of
         The Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, one of the Company's executive officers and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended June 30, 1997 and 1996:

                                                                                                        Long Term Compensation
                                                                                                -----------------------------------
                                                              Annual Compensation                Awards            Payouts
                                                   ----------------------------------------     --------      ---------------------
(a)                           (b)        (c)         (d)       (e)                  (f)           (g)         (h)          (i)

                                                                                 Restricted                                All
                                                             Other               Stock                        LTIP       Other
                                                             Annual              Awards         Options/      Payouts   Compensation
Name and Principal Position   Year    Salary($)    Bonus($)  Compensation($)     ($)            SARs(#)       ($)         ($)
----------------------------  ----    ---------    --------  ---------------     ----------     --------      -------   ------------
Roger Buoy, CEO               1997    $150,000     $35,000    $  -0-              -0-           50,000(2)       -0-        (1)
                              1996    $150,000     $  -0-     $  -0-              -0-              -0-          -0-        (1)
Tony Swash, COO               1997    $157,447     $  -0-     $  -0-              -0-              -0-          -0-        (1)
                              1996    $102,774     $  -0-     $  -0-              -0-              -0-          -0-        (1)

----------
(1) Does not include certain automobile expenses and other prerequisites which in the aggregate do not exceed the lesser of $50,000 or 10% of the named executive officer's compensation.

(2) Represents options issued in May 1997 which were canceled and reissued in July 1997.

      The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

(a)                                (b)                        (c)                     (d)                 (e)

                                                     % of Total Options
                           Number of Securities      Options/SARs Granted          Exercise or
                           Underlying Option/        to Employees in               Base Price            Expiration
Name                       SARs Granted (#)          Fiscal Year                   (# Share)             Date
----                       --------------------      --------------------          ----------            ----------
Roger M. Buoy                     50,000                     12%                    $0.34(3)             11/6/01
Josh Gaspero                      25,000                      6%                    $1.87(3)             5/4/01
Sherman A. Drusin                 25,000                      6%                    $1.87(3)             5/4/01

David H. Knight(1)               100,000                     23%                    $1.87(3)             5/4/01
                                  25,000                      6%                    $0.34(3)             11/6/01
Graham R. Cluer(2)               100,000                     23%                    $1.87(3)             5/4/01
                                  25,000                      6%                    $0.34(3)             11/6/01

(1)  Appointed Chief Financial Officer in October 1996.

(2)  Appointed Vice President Operations in October 1996.

(3) All of the above options were canceled and reissued in July 1997 at an exercise price of $0.22, the market price of the Company's stock on the reissue date.

Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

         The following table sets forth certain information with respect to options exercised during the fiscal year ended June 30, 1997, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended June 30, 1997.

(a)                           (b)                      (c)                    (d)                               (e)
                                                                             Number of                        Value of
                                                                             Securities Underlying            Unexercised
                                                                             Unexercised Options/             In-the-Money
                                                                             SARs at FY-End (#)               Options/SARs at
                           Shares Acquired            Value                  Exercisable/                     FY-End Exercisable
Name                       on Exercise (#)            Realized ($)           Unexercisable                    Unexercisable
----                       ---------------            ------------           -----------------------          ------------------
Roger M Buoy                       0                  $0                      0/50,000(3)                        $0/$0
Josh Gaspero                       0                  $0                      0/25,000(3)                        $0/$0
Sherman A. Drusin                  0                  $0                      0/25,000(3)                        $0/$0
David H. Knight(1)                 0                  $0                      0/125,000(3)                       $0/$0
Graham R. Cluer(2)                 0                  $0                      0/125,000(3)                       $0/$0

(1)  Appointed Chief Financial Officer in October 1996.

(2)  Appointed Vice President Operations in October 1996.

(3) All of the above options were canceled and reissued in July 1997 at an exercise price of $0.22, the market price of the Company's stock on the reissue date.

Employment Agreements

         As of July 1, 1995, the Company entered into a three (3) year employment agreement with Roger Buoy, pursuant to which Mr. Buoy serves as the Company's Chief Executive Officer. The agreement provides for Mr. Buoy to receive a salary of $150,000 per annum during the first year and an increase of 10% per annum or such greater amount as determined in the discretion of the Board of Directors based upon the Company's performance. The agreement also provides for the payment of a bonus in cash and/or securities to Mr. Buoy to be determined in the discretion of the Board of Directors. In addition, Mr. Buoy has been granted the right to purchase four percent (4%) of the outstanding Common Stock of the Company if the Company has earnings (excluding expenses incurred in connection with the issuance of securities to certain shareholders in connection with the Company's initial public offering (the "Offering") of $1,000,000, $1,750,000 and $2,650,000, respectively, during any fiscal year falling within the six (6) year period immediately following the effective date of the Offering. If the Company has earnings of $4,000,000 in any such fiscal year, Mr. Buoy will be entitled to acquire the entire twelve percent (12%) of the shares of Common Stock. The exercise price for such options shall be $3.00 per share.

         As of July 1, 1995, the Company entered into a three (3) year employment agreement with Tony Swash, pursuant to which Mr. Swash serves as the Company's Chief Operating Officer. The agreement provides for Mr. Swash to receive a salary of $150,000 per annum during the first year and an increase of 10% per annum or such greater amount as determined in the discretion of the Board of Directors based upon the Company's performance. The agreement also provides for the payment of a bonus in cash and/or securities to Mr. Swash to be determined in the discretion of the Board of Directors. In addition, Mr. Swash has been granted the right to purchase four percent (4%) of the outstanding Common Stock of the Company if the Company has earnings (excluding expenses incurred in connection with the issuance of securities to certain shareholders in connection with the Company's initial public offering (the "Offering") of $1,000,000, $1,750,000 and $2,650,000, respectively, during any fiscal year falling within the six (6) year period immediately following the effective date of the Offering. If the Company has earnings of $4,000,000 in any such fiscal year, Mr. Swash will be entitled to acquire the entire twelve percent (12%) of the shares of Common Stock. The exercise price for such options shall be $3.00 per share.

         The granting of rights to purchase Common Stock based on the attainment of specified earnings (as discussed above) will result in compensation expense to the Company equal to the excess of the fair market value per share of the Common Stock over the exercise price of $3 per share multiplied by the number of options granted.

Stock Option Plans and Agreements

         In October 1995, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1995 Stock Plan (hereinafter called the "1995 Plan"). The purpose of the 1995 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align the interests of such employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1995 Plan authorizes the grant to executives and other key employees of the Company and its subsidiaries of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The 1995 Plan is expected to provide flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws.

         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1995 Plan is initially 1,000,000 shares. Shares issuable under the 1995 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         The 1995 Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year, no person may be granted under the 1995 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

         In January 1996, the Company issued to certain employees of the Company options exercisable for an aggregate of 100,000 shares of Common Stock at an exercise price of $2.50 per share. The options vest over a period of three (3) years commencing one (1) year from the date of grant and are exercisable for a period of eighteen (18) months following the date of vesting.

         In November 1996, the Company issued to certain Directors and employees of the Company options exercisable for an aggregate of 294,000 shares of common stock at an exercise price of $1.87 per share. The options vest over a period of three (3) years commencing one (1) year from the date of grant and are exercisable for a period of eighteen (18) months following the date of vesting.

         In May 1997, the Company issued to certain Directors and employees of the Company options exercisable for an aggregate of 135,000 shares of common stock at an exercise price of $0.34 per share. The options vest over a period of three (3) years commencing one (1) year from the date of grant and are exercisable for a period of eighteen (18) months following the date of vesting.

         In July 1997 all of the share options issued to date under the 1995 Plan were canceled and reissued at an exercise price of $0.22, the market price of the Company's Common Stock on the reissue date.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of September 30, 1997, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                                     Percentage
                                 Shares of           (%) of
Name and Address                 Common              Common
of Beneficial Owner              Stock Owned         Stock
-------------------              -----------         ----------
Roger Buoy(1)                    1,575,432(2)        18.0

Tony Swash(1)                    1,415,258(3)        16.4

David H. Knight(1)                  33,333(4)         0.4

Graham Cluer(1)                     33,333(5)         0.4

Josh Gaspero(1)                     53,723(6)         0.6

Sherman A. Drusin(1)                18,333(7)         0.2

Tanisi International, Ltd.(8)      540,000            6.4

Carmen Villalon(9)                 540,000            6.4

All directors and officers       3,129,412           34.7
as a group (6 persons)
(2)(3)(4)(5)(6)(7)

(1) The address of each stockholder shown above is c/o Applewoods, Inc., 274 Riverside Avenue, Westport, CT 06880.

(2) Includes 285,432 shares of Common Stock issuable upon conversion of 142,716 shares of Series A Preferred Stock held by Mr. Buoy.

(3) Includes 155,258 shares of Common Stock issuable upon conversion of 77,629 shares of Series A Preferred Stock held by Mr. Swash.

(4) Includes an option to purchase 33,333 shares of Common Stock which becomes exercisable in November 1997.

(5) Includes an option to purchase 33,333 shares of Common Stock which becomes exercisable in November 1997.

(6) Includes 31,390 shares of Common Stock issuable upon conversion of 15,695 shares of Series A Preferred Stock held by Mr. Gaspero. Includes an option to purchase 8,333 shares of Common Stock which becomes exercisable in November 1997. Includes 4,000 shares of Common
         Stock owned by Mr. Gaspero's daughter over which Mr. Gaspero disclaims beneficial ownership.

(7) Includes an option to purchase 8,333 shares of Common Stock which becomes exercisable in November 1997.

(8) The address of Tanisi International Ltd. is c/o Charles A. Schuette, Esq., Ackerman, Senterfitt & Eidson P.A., One Southeast Third Avenue, 28th Floor, Miami, Florida 33131-1704.

(9) The address of Carmen Villalon is 32 Starline Drive, Blueridge, B Subdivision Libif, Quezon City, Phillipines.

         There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock of the Company or otherwise concerning control of the Company which are not disclosed herein. There are no preemptive rights applicable to the Company's securities.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 5, 1992, each of Roger Buoy and Tony Swash acquired at par value one (1) ordinary share for 1 pound each in the share capital of Filbuk
290 Limited ("Filbuk"), the predecessor of AIL. On August 6, 1992 (i) each of Roger Buoy and Tony Swash acquired at par value thirty-nine (39) ordinary shares of 1 pound each in the share capital of Filbuk and (ii) Ian Mitchell acquired, at par, value forty (40) ordinary shares for 1 pound each in the share capital of Filbuk. On August 6, 1992, AIL issued certain Fixed Rate Unsecured Loan Notes due 2002, at an interest rate of one percent (1%) per annum above LIBOR to (i) Roger Buoy in exchange for an aggregate loan of approximately $400,000 and (ii) Tony Swash in exchange for a loan of approximately $400,000. On August 6, 1992, Filbuk acquired the assets of AIL from the receiver for aggregate purchase price of approximately $926,000 and on August 10, 1992, Filbuk changed its name to Applewoods International Limited.

         On June 28, 1993, each of Roger Buoy and Tony Swash acquired at par value twenty (20) ordinary shares for 1 pound each in the share capital of AIL from Ian Mitchell, the founder of AIL.

         On April 21, 1994, Carmen Villalon, a previous director of the Company who resigned in August 1996, made an advance payment of $100,000 to AIL in respect of future sums due for future shipments of Applewoods' products, none of which remains outstanding.

         On April 29, 1994, (i) each of Roger Buoy and Tony Swash acquired at par value ten (10) ordinary shares for 1 pound each in the share capital of AIL and (ii) ISC International Ltd. ("ISC") acquired at par value thirty (30) ordinary shares for 1 pound each in the share capital of AIL.

         On April 29, 1994, ISC made an interest-free, unsecured loan of approximately $107,000, to AIL. Armando Araujo, a previous director of the Company who resigned in August 1996, is the President of ISC.

         On April 29, 1994, AIL, ALA, Mr. Buoy and Mr. Swash entered into an Assignment of Trade Marks, Name and Intellectual Property pursuant to which ALA acquired all of AIL's right, title and interest in, to and under certain of AIL's trade marks and know-how in Latin America (the "Latin American Trade Marks").

         On April 29, 1994, AIL, ALA, ISC Mr. Buoy and Mr. Swash entered into an Exclusive License Agreement (the "License Agreement") pursuant to which ALA licensed use of the Latin American Trade Marks to ISC for $50,000 and (ii) AIL licensed ISC to exclusively sell AIL's products in Latin America. Accordingly, ISC was the exclusive licensee of the Company's products in Latin America but has now assigned its interest to Tanisi (see below).

         On April 29, 1994, AIL and ISC entered into a Machinery and Supply Agreement pursuant to which AIL agreed to sell certain machinery to ISC at fair market value and ISC agreed to supply soaps to AIL for a ten (10) year period (renewable for a further ten (10) years) at the lowest price at which ISC supplies soaps to its customer. The sale of the machinery was substantially completed during the year ended June 30, 1995 and was concluded in August, 1995.

         On April 29, 1994, ISC made an advance payment of $100,000 to AIL in respect of future sums due pursuant to the License Agreement, of which approximately $40,214 remains outstanding.

         On June 13, 1994, Carmen Villalon acquired at par value thirty (30) ordinary shares for 1 pound each in the share capital of AIL and made an interest free, unsecured loan of approximately $158,000 to AIL.

         As of July 1, 1995, the Company entered into a three (3) year employment agreement with Roger Buoy, pursuant to which Mr. Buoy serves as the Company's Chief Executive Officer. The agreement provides for Mr. Buoy to receive a salary of $150,000 per annum during the first year and an increase of 10% per annum or such greater amount as determined in the discretion of the Board of Directors based upon the Company's performance. The agreement also provides for the payment of a bonus in cash and/or securities to Mr. Buoy to be determined in the discretion of the Board of Directors. In addition, Mr. Buoy has been granted the right to purchase four percent (4%) of the outstanding Common Stock of the Company if the Company has earnings (excluding expenses incurred in connection with the issuance of securities to certain shareholders of the Company in connection with the Company's initial public offering (the "Offering") of $1,000,000, $1,750,000 and $2,650,000, respectively, during any fiscal year falling within the six (6) year period immediately following the effective date of the Offering. If the Company has earnings of $4,000,000 in any such fiscal year, Mr. Buoy will be entitled to acquire the entire twelve percent (12%) of the shares of Common Stock. The exercise price for such options shall be $3.00 per share.

         As of July 1, 1995, the Company entered into a three (3) year employment agreement with Tony Swash, pursuant to which Mr. Swash serves as the Company's Chief Operating Officer. The agreement provides for Mr. Swash to receive a salary of $150,000 per annum during the first year and an increase of 10% per annum or such greater amount as determined in the discretion of the Board of Directors based upon the Company's performance. The agreement also provides for the payment of a bonus in cash and/or securities to Mr. Swash to be determined the discretion of the Board of Directors. In addition, Mr. Swash has been granted the right purchase four percent (4%) of the outstanding Common Stock of the Company if the Company has earnings (excluding expenses incurred in connection with the issuance of securities to certain shareholders of the Company in connection with the Company's initial public offering (the "Offering") of $1,000,000, $1,750,000 and $2,650,000, respectively, during any fiscal year falling within the six (6) year period immediately following the effective date of the Offering. If the Company has earnings of $4,000,000 in any such fiscal year, Mr. Swash will be entitled to acquire the entire twelve percent (12%) of the shares of Common Stock. The exercise price for such options shall be $3.00 per share.

         In June 1995, ISC assigned to Tanisi, all of its right, title and interest in, to and under all of its shares in AIL and ALA and all agreements between ISC and AIL (other than the Machinery and Supply Agreement described above).

         In September, 1995, the Company borrowed an aggregate of $500,000 from eleven (11) unaffiliated lenders (the "Bridge Lenders"). In exchange for making loans to the Company, each Bridge Lender received (i) a promissory note (each a "Bridge Note") and (ii) the right, commencing on the effective date of the Offering, to receive Bridge Units. Each of the Bridge Units is comprised of one
(1) share of Common Stock, one (1) Class A Warrant and one (1) Class B Warrant. Each of the Bridge Notes was repaid at the closing of the Offering. The promissory notes were paid with interest at the rate of eight percent (8%) per annum.

         In October 1995, Applewoods Delaware, AIL and ALA entered into a Share Exchange Agreement, pursuant to which Applewoods Delaware acquired immediately prior to the effective date of the Offering all of the outstanding capital stock of AIL and ALA in exchange for 1,800,000 shares of Common Stock (the "Acquisition Shares") of the Company. Both Roger Buoy, the Company's Chief Executive Officer and Tony Swash, the Company's Chief Operating Officer, exchanged their respective thirty five percent (35%) interests in AIL and ALA and Carmen Villalon, a previous director of the Company, and Tanisi International Ltd., a company under the common control of Armando Araujo, a previous director of the Company, exchanged their respective fifteen percent (15%) interests in AIL and ALA, in each case in exchange for a pro rated number of the Acquisition Shares. In addition, as capital contributions to the Company both Roger Buoy and Tony Swash canceled indebtedness owed to them by AIL in the amount of approximately $411,000 and $413,000, respectively and Carmen Villalon and Tanisi International Ltd. canceled indebtedness owed to them by AIL in the amount of approximately $154,000 and $104,000, respectively.

         In October 1995, the Company entered into certain subscription agreements, pursuant to which, immediately prior to the effective date of the Offering, the Company issued (i) 142,716 shares of Series A Preferred Stock to Roger Buoy, in exchange for the cancellation of loans made by Mr. Buoy to AIL in the aggregate principal amount of approximately $714,000 (or $5.00 per share),
(ii) 77,629 shares of Series A Preferred Stock to Tony Swash in exchange for the cancellation of loans made by Mr. Swash to AIL in the aggregate principal amount of approximately $388,000 (or $5.00 per share), (iii) 15,695 shares of Series A Preferred Stock to Josh Gaspero, a director of the Company, in exchange for the cancellation of loans made by Mr. Gaspero to AIL in the aggregate principal amount of approximately $78,000 (or $5.00 per share) and (iv) 13,871 shares of Series A Preferred Stock to Tim Kelly in exchange for the cancellation of loans made by Mr. Kelly to AIL in the aggregate principal amount of approximately $69,000 (or $5.00 per share). The number of shares of Series A Preferred Stock issued for the cancellation of indebtedness was based on the terms of the Series A Preferred Stock and the offering price of the Common Stock into which the Series A Preferred Stock is convertible.

         In October, 1995, the Company entered into a Consulting Agreement with SK Fulfillment Consulting, Inc. ("SK Fulfillment") pursuant to which the Company issued to SK

Fulfillment 400,000 shares of Common Stock in exchange for marketing and distribution consulting services. The number of shares issued to SK Fulfillment were determined by negotiation between the Company and SK Fulfillment. SK Fulfillment has agreed that for a period of two year(s) it will consult with the Company regarding the marketing and distribution of the Company's products in the United States. Stanley Krasnoff is the founder and sole stockholder of SK Fulfillment.

         In October, 1995, the Company entered into a Consulting Agreement with Valjean Systems, Inc. pursuant to which the Company issued to Valjean Systems, Inc. 80,000 shares of Common Stock in exchange for marketing and merchandising consulting services. The number of shares issued to Valjean Systems, Inc. were determined by negotiation between the Company and Valjean Systems, Inc. Valjean Systems, Inc. has agreed that for a period of two year(s) it will consult with the Company regarding the marketing and merchandising of the Company's products in the Western United States. Diane Waldman is the founder and sole stockholder of Valjean Systems, Inc.

         In April, 1996, the Company completed a public offering of 2,400,000 shares of Common Stock at $5.00 per share for an aggregate of $6,000,000. An additional 360,000 shares were sold for gross proceeds of $900,000 to the underwriter to cover over-allotments. In addition, the underwriter received an option, for a nominal fee, to acquire 240,000 shares of Common Stock at an exercise price of $4.00 per share. The option expires in April 2001.

         Effective with the closing of the offering, the Company entered into a three-year consulting agreement with the underwriter. The consulting fee of $100,000 was being charged to operations ratably over the term of the agreement, however, the Company has expensed the balance of the fee following the decision of the Company's investment banker to withdraw from supporting the Company's stock.

         On July 15, 1996 ALA assigned all its right, title and interest in, to and under the Latin American Trade Marks to the Company and ALA was then dissolved.

         During the year to June 30, 1997, the Company has rented its offices in Westport, Connecticut from a Director at a fair market rent. The total rent paid and office expenses reimbursed are approximately $3,000.

         With respect to each of the foregoing transactions, the Company believes that the terms of such transactions were as fair to the Company as could be obtained from an unrelated third party. Future transactions with affiliates will be on terms not less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and/or disinterested members of the board of directors.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements.

         The following financial statements are included in Part II, Item 8:

                                                                     Page
                                                                     ----
Index to Consolidated Financial Statements

Report of Independent Auditors                                       F-1

Report of Independent Accountants                                    F-2

Consolidated Balance sheets as of June 30, 1997 and June 30, 1996    F-3

Consolidated Statements of operations for the years ended            F-4
 June 30, 1997 and 1996

Consolidated Statements of stockholders' equity for the years        F-5
  ended June 30, 1997 and 1996

Consolidated Statements of cash flows for the years ended            F-6
 June 30, 1997 and 1996

Notes to consolidated financial statements                           F-7 - F-16

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

23.01*    Consent of Bernstein & Wasserman, LLP (to be included in Exhibit
          5.01).
----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-98282.

(B)      Reports on Form 8-K.

         A report on Form 8-K was filed on behalf of the Company on June 20, 1997 with respect to the change in the Company's independent auditors.

REPORT OF INDEPENDENT AUDITORS
to the Shareholders and Board of Directors of Applewoods Inc.

We have audited the consolidated balance sheet of Applewoods Inc. as at June 30, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applewoods Inc. at June 30, 1997 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of Notes to the Financial Statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Exeter, England                              Ernst & Young
October 13, 1997                             Chartered Accountants

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Applewoods, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Applewoods, Inc. at June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Morristown, New Jersey
October 11, 1996

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                     June 30             June 30
                                                                                   --------------------------------
                                                                                       1997                1996
                                                                                   ------------        ------------
Assets:
Current Assets:
   Cash                                                                            $    787,367        $  3,958,168
   Trade Accounts Receivable,net of allowance                                         1,101,706             673,689
            for doubtful accounts of $ 39,519 and $97,538, respectively
   Other Receivables                                                                     96,301             108,118
   Inventory                                                                          2,721,295           1,742,066
   Prepaid Consultancy Fees                                                                --               993,000
   Other Current Assets                                                                  56,110              65,177
                                                                                   ------------        ------------
Total Current Assets                                                                  4,762,779           7,540,218
                                                                                   ------------        ------------

                                                                                   ------------        ------------
Property, Plant and Equipment - Net                                                     671,865             424,222
                                                                                   ------------        ------------

Other Assets
   Trademarks - Net                                                                     104,560              80,794
   Prepaid Consultancy Fees                                                                                 293,000
                                                                                   ------------        ------------
Total Other Assets                                                                      104,560             373,794
                                                                                   ------------        ------------

                                                                                   ------------        ------------
Total Assets                                                                       $  5,539,204        $  8,338,234
                                                                                   ============        ============


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                $    941,747        $    905,889
   Accrued Expenses                                                                     426,384             100,384
   Accrued Taxes                                                                         62,911              34,685
   Other Current Liabilities                                                             24,928              57,311
   Other Current Liabilities - Related Parties                                           40,214              49,883
                                                                                   ------------        ------------
Total Current Liabilities                                                             1,496,184           1,148,152
                                                                                   ------------        ------------

Commitments And Contingencies (Notes 4 and 14)

Stockholders' Equity:
   Series A Preferred Stock - $.0001 Par Value,
      500,000 Shares Authorized, 249,911 Shares issued and outstanding                       25                  25
   Common Stock, $.0001 Par Value,
      30,000,000 Shares Authorized,  8,472,000 Shares issued and outstanding                847                 847
   Additional Paid-In Capital                                                        12,040,017          12,040,017
   Accumulated Deficit                                                               (8,232,366)         (4,919,790)
   Cumulative Foreign Currency Translation Adjustment                                   234,497              68,983
                                                                                   ------------        ------------
Total Stockholders' Equity                                                            4,043,020           7,190,082

                                                                                   ------------        ------------
Total Liabilities and Stockholders' Equity                                         $  5,539,204        $  8,338,234
                                                                                   ============        ============

         See accompanying notes to the consolidated financial statements

                                       F3

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                           Years Ended
                                                             June 30
                                                   ------------------------------
                                                      1997               1996
                                                   -----------        -----------
Revenues:
   Product Sales                                   $ 4,729,650        $ 3,146,258
   Storefitting and License Revenue                  1,192,039            661,538

                                                   -----------        -----------
     Total Revenues                                  5,921,689          3,807,796
                                                   -----------        -----------

Cost of Sales:
   Product Sales                                     3,752,914          2,156,754
   Storefitting and License Revenue                    903,963            568,246

                                                   -----------        -----------
      Total Cost of Sales:                           4,656,877          2,725,000
                                                   -----------        -----------

    Gross Profit                                     1,264,812          1,082,796

Selling, General and Administrative Expenses         3,473,576          2,101,066
Consultancy Fees                                     1,286,000            734,000
                                                   -----------        -----------
Loss from Operations:                               (3,494,764)        (1,752,270)
                                                   -----------        -----------

Other Income (Expense):

    Gain on Sale of Equipment                             --                8,993
    Foreign Exchange Gain (Loss)                        94,805             (3,441)
    Interest Income                                     87,383                943
    Interest Expense                                      --             (462,025)
                                                   -----------        -----------
          Total Other Income (Expense)                 182,188           (455,530)
                                                   -----------        -----------

Loss before Income Taxes                            (3,312,576)        (2,207,800)

Provision for Income Taxes                                --                 --


                                                   -----------        -----------
Loss before Extraordinary Item                      (3,312,576)        (2,207,800)

Extraordinary Item                                        --             (107,274)

                                                   -----------        -----------
                                                   ===========        ===========
Net Loss                                           $(3,312,576)       $(2,315,074)
                                                   ===========        ===========

Loss before Extraordinary Item per share           $     (0.39)       $     (0.37)
Extraordinary Item per share                              --                (0.02)
                                                   -----------        -----------
Net Loss per share                                 $     (0.39)       $     (0.39)
                                                   ===========        ===========

Weighted average number of shares                    8,472,000          5,927,342
                                                   ===========        ===========

         See accompanying notes to the consolidated financial statements

                                       F4

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------



                                                            Common Stock              Series A Preferred Stock
                                                    ----------------------------    ----------------------------
                                                       Shares          Amount          Shares          Amount
                                                    ------------    ------------    ------------    ------------
Balance - July 1, 1995                                 3,600,000    $        180            --              --

Capital Contributions of
Imputed Interest                                            --              --              --              --

Conversion of Debt to Equity                                --              --           249,911              25

Issuance of Stock - Consultancy                          960,000              48            --              --
Issuance of Stock - Bridge Loan                          576,000              29            --              --
Issuance of Stock - Public Offering                    2,760,000             138            --              --
[Net of Offering Costs of $ 1,490,365]
Issuance of Stock - Class "A" Warrant Conversion         576,000              29            --              --

Stock Split                                                 --               423            --              --

Foreign Currency Translation Adjustment                     --              --              --              --

Net [Loss]                                                  --              --              --              --

                                                    ------------    ------------    ------------    ------------
Balance - June 30, 1996                                8,472,000             847         249,911              25

Foreign Currency Translation Adjustment                     --              --              --              --

Net Loss                                                    --              --              --              --

                                                    ------------    ------------    ------------    ------------
Balance - June 30, 1997                                8,472,000    $        847         249,911    $         25
                                                    ============    ============    ============    ============

                                                                                        Foreign
                                                     Additional                         Currency          Total
                                                      Paid-In        Accumulated       Translation     Stockholders'
                                                      Capital          Deficit         Adjustments        Equity
                                                    ------------     ------------     ------------     ------------
Balance - July 1, 1995                              $    211,153     ($ 2,604,716)    ($    28,106)    ($ 2,421,489)

Capital Contributions of
Imputed Interest                                          55,119             --               --             55,119

Conversion of Debt to Equity                           2,330,591             --               --          2,330,616

Issuance of Stock - Consultancy                        1,919,952             --               --          1,920,000
Issuance of Stock - Bridge Loan                          386,157             --               --            386,186
Issuance of Stock - Public Offering                    5,409,497             --               --          5,409,635
[Net of Offering Costs of $ 1,490,365]
Issuance of Stock - Class "A" Warrant Conversion       1,727,971             --               --          1,728,000

Stock Split                                                 (423)            --               --

Foreign Currency Translation Adjustment                     --               --             97,089           97,089

Net [Loss]                                                  --         (2,315,074)            --         (2,315,074)

                                                    ------------     ------------     ------------     ------------
Balance - June 30, 1996                               12,040,017       (4,919,790)          68,983        7,190,082

Foreign Currency Translation Adjustment                     --               --            165,514          165,514

Net Loss                                                    --         (3,312,576)            --         (3,312,576)

                                                    ------------     ------------     ------------     ------------
Balance - June 30, 1997                             $ 12,040,017     ($ 8,232,366)    $    234,497     $  4,043,020
                                                    ============     ============     ============     ============

         See accompanying notes to the consolidated financial statements

                                       F5

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                     Years Ended
                                                                       June 30
                                                            ------------------------------
                                                               1997               1996
                                                            -----------        -----------
Cash Flows from Operating Activities:
    Net Loss                                                $(3,312,576)       $(2,315,074)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                              307,939            101,882
      Amortization of Trademarks                                 38,275             30,383
      Gain on Sale of Equipment                                    --               (8,993)
      Loss on Extinguishment of Debt                               --              107,274
      Imputed Interest                                             --               55,119
      Non-Cash Consulting Fees                                1,200,000            720,000
      Accretion of Interest on Bridge Loans                        --              278,912

Changes in Assets and Liabilities
          Trade Accounts Receivable                            (428,017)          (230,232)
          Other Receivables                                      11,817            (81,847)
          Inventory                                            (979,229)          (402,758)
          Other Current Assets                                    9,067             32,666
          Other Assets                                           86,000            (53,000)
          Accounts Payable                                       35,858            (11,445)
          Accrued Expenses                                      325,999            (53,047)
          Accrued Taxes                                          28,226             (3,124)
          Other Current Liabilities                             (32,383)            17,613
          Other Current Liabilities - Related Parties            (9,669)           (73,005)
                                                            -----------        -----------
Net Cash - Operating Activities                              (2,718,693)        (1,888,676)
                                                            -----------        -----------

Investing Activities
    Proceeds from Sale of Equipment                                --               37,290
    Purchase of Property and Equipment                         (522,812)          (324,522)
    Investment in Trademarks                                    (53,328)           (47,264)
                                                            -----------        -----------
Net Cash - Investing Activities                                (576,140)          (334,496)
                                                            -----------        -----------


Financing Activities
    Proceeds of Stock Issue, net                                   --            7,137,635

    Payment of Lease Obligations                                   --              (77,936)
    Repayment of Cash Overdraft                                    --             (427,072)
    Repayment of Short-Term Loans                                  --             (239,175)
    Repayment of)/Proceeds from Related Party Loans                --             (320,725)
                                                            -----------        -----------
Net Cash - Financing Activities                                    --            6,072,727
                                                            -----------        -----------

Effect of Exchange Rate Changes On Cash                         124,032            108,613
                                                            -----------        -----------

Net (Decrease)/Increase In Cash                              (3,170,801)         3,958,168

Cash  - Beginning of Year                                     3,958,168               --
                                                            -----------        -----------
Cash  - End of Year                                         $   787,367        $ 3,958,168
                                                            ===========        ===========


Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
          Interest                                          $      --          $   212,196
          Income Taxes                                      $      --          $      --

         See accompanying notes to the consolidated financial statements

                                       F6

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(1)     Organization and Business

        Applewoods, Inc., a Delaware corporation ("AI") was formed in September 1995 to acquire all of the outstanding stock of Applewoods International Limited ("AIL"). AIL, an English corporation, established in 1978, sells natural soaps, oils, fragrances, lotions, other toiletries and related gift products to licensed Applewoods stores; it also manufactures the shop units and fits out the stores. AI and AIL are collectively referred to as the "Company".

        The acquisition is recorded as a recapitalization of AIL, with AI as the acquiror. AI is considered a public shell and accordingly, the transaction is not considered a business combination. The transaction is accounted for as a reverse acquisition whereby AI is considered to be the acquiree even though legally it is the acquiror, since it issued its shares of stock to effect the acquisition. Since this is a reverse acquisition, the legal acquiror, AI, continues in existence as the legal entity whose shares represent the outstanding common stock of the combined entities. The recapitalization was given retroactive effect. The stock acquisition described above occurred immediately preceding the effective date of the Company's initial public offering on April 10, 1996.

(2)     Basis of Preparing Consolidated Financial Statements

        The Company has incurred net losses of $3,312,576 and $2,315,074 and net cash outflows from operations of $2,718,693 and $1,888,676 in the years ended June 30, 1997 and 1996, respectively. Management has prepared projected cash flow information for the period ending September 30, 1998. On the basis of these projections, management considers that the Company may be able to continue to operate through that date without the need for credit facilities. However, these projections are estimates of future performance over which no assurances can be given by the Company. While no credit facilities are currently in place, the Company has investigated the availability of additional funds and believes that it will be able to obtain sufficient financing should the need arise. Accordingly, the financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

(3)     Summary of Significant Accounting Policies

        Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of all significant intercompany transactions.


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

        Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 30, 1997 or June 30, 1996.


                                       F7

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(3)     Summary of Significant Accounting Policies (continued)

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

        Prepaid Consulting Fees - The Company has entered into consultancy contracts related to developing business in the U.S. The Company is currently evaluating certain business opportunities in the U.S. These contracts have been amortized using the straight-line method over the period of benefit. It is ,however the Company's policy to periodically review and evaluate whether the benefits associated with these contracts are expected to be realized.

        Property, Plant and Equipment and Depreciation - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets, which range from three to five years.

        Trademarks - Trademarks, which are stated at cost less amortization, consist primarily of legal costs incurred in registering the trademarks. Amortization is provided on a straight-line basis over the life of the trademarks, which is estimated to be five years.


        Recoverability of Long-Lived Assets - The Company reviews the recoverability of its long-lived assets when indications of impairment are present. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

        Revenue Recognition - The Company's revenues are generated from the sale of products to its retail store licensees and from an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space ("storefitting and license revenue"). Revenues from product sales are recognized at time of shipment. Storefitting and license revenues are recognized upon receipt of a deposit and the installation of a store; profit is only recognized upon the installation of the store. Immediately upon delivery of the fixtures, the Company provides installation, set-up and product services. The fees for these services, which are immaterial, are included in storefitting and license revenue.

        Income Taxes - Deferred income taxes reflect the expected future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                                       F8

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(3)     Summary of Significant Accounting Policies (continued)

        Foreign Currency Translation - Balance sheet amounts denominated in currencies other than US dollars have been translated into US dollars using the balance sheet date rate of exchange. Operating results denominated in currencies other than US dollars have been translated into US dollars using the average period rate of exchange for the year. Equity transactions denominated in British pounds sterling have been translated into US dollars using the effective rate of exchange at date of issuance. Foreign exchange gains and losses have been included in income.

        Loss Per Share - Loss per share of common stock is based on the weighted average number of common shares outstanding for the periods presented. Generally, common stock equivalents are included in the computation only when their effect is considered dilutive. However, stock and warrants issued within a one-year period prior to the initial filing of the Company's public offering have been included in the computation for periods prior to that date, as outstanding for all periods presented even when their effect is anti-dilutive.


        Research and Development - Research and development costs are expensed as incurred.

        Non Cash Investing and Financing Activities - In October 1995, the Company entered into two two-year consulting agreements with two unaffiliated individuals and issued a total of 960,000 shares of the Company's Common Stock with a fair value of $1,920,000 of which $720,000 was expensed through June 1996; the balance of $1,200,000 has been expensed through June 1997.

        Non Cash Investing and Financing Activities(continued)
        In April 1996, immediately prior to the effective date of the Company's initial public offering, the related party debt was either cancelled and contributed to capital or converted to Series A Preferred Stock. The existing stockholders of AIL exchanged their interests in AIL for a pro rata number of the 3,600,000 shares of the Company. In addition, as capital contributions, they cancelled indebtedness owed to them in the aggregate principal amount of $1,081,072. The Company issued 249,911 shares of Series A Preferred Stock to two Directors and others in exchange for the cancellation of indebtedness of the Company in the aggregate principal amount of $1,249,544.

(4)     Related Party Transactions

        In April 1994, the Company received from a former director of the Company a $100,000 deposit to be applied against future product shipments. The Company applied 50% of product shipments against this deposit and the remaining 50% of the product shipment was paid in cash. As of June 30, 1996, the balance of a deposit of $12,339 was included on the balance sheet as "Other Current Liabilities - Related Parties"; this has been applied during the year to June 30, 1997 against product shipped to a former director. Total revenue recognized in the year to June 30, 1997 on sales to this former director (until August 1996) is approximately $395,000.

        In April 1994, the Company entered into a ten-year agreement with ISC International, Ltd ("ISC"), a former stockholder of the Company, and a company under the common control of Armando Araujo, a director of the Company, until August 1996, for the manufacture of soap and soap related products.


                                       F9

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(4)     Related Party Transactions (continued)


        In April 1994, the Company entered into a license agreement with ISC to sell exclusively the Company's products in Latin America; ISC assigned in June 1995 all rights, titles and interest in this agreement to Tanisi International Ltd., a company controlled by Armando Araujo, a director of the Company until August 1996. In connection with this agreement, the Company received from ISC an advance to be applied against future product shipments; as of June 30, 1997, $40,214 remains deferred and is included on the balance sheet as "Other Current Liabilities - Related Parties". Total revenue recognized to June 30, 1997 on sales to ISC is approximately $75,000.

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

        During the year to June 30,1997 the Company has rented its offices in Westport, Connecticut from a Director at a market rental. The total of rent paid and office expenses reimbursed approximates $3,000.

        During the year to June 30, 1997 and 1996, the Company paid fees amounting to approximately $28,624 and $8,014 respectively to Ms. S.G.Buoy, the wife of a Director. The transactions were made on usual commercial terms on an arms length basis.

(5)     Commitments

        (A) Employment Agreements - In July 1995, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The agreements provide for an aggregate annual salary of $300,000 with future increases and bonuses at the discretion of the Board of Directors. In addition, the agreements provide for the grant of options upon the Company's attainment of specified earnings levels. If the specified earnings levels are attained, each officer will receive options to purchase 12% of the outstanding stock of the Company at an exercise price of $1.50 per share. This granting of options to purchase common stock will result in compensation expense to the Company equal to the excess of the fair market value per share of the common stock over the exercise price multiplied by the number of options granted.

        (B) Consulting Agreements - In October 1995, the Company entered into two two-year consultancy agreements. The Company issued an aggregate 960,000 shares of its common stock as compensation for these agreements. During the year ended June 30, 1996, the Company expensed $720,000 prepaid consulting expense related to these agreements, and the balance of $1,200,000 during the year ended June 30, 1997.

                                       F10

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(5)     Commitments (continued)


        (C) Leases - The Company leases building and office space under operating leases terminable in various years through 1998. Rental expense for the years ended June 30, 1997 and 1996 was $212,800 and $162,925, respectively.


        Minimum annual lease commitments at June 30, 1997, under noncancelable leases, to June 30 each year, are as follows:

                1998                                               $ 215,707
                1999                                                  17,933
                                                                   ---------

                                                                   $ 244,415

                                                                   =========


(6)     Employee Stock Options

        In October 1995, the Company adopted the 1995 Stock Plan (the "1995 Plan") to provide an incentive for officers and other key employees. The 1995 Plan authorizes the grant to officers and other key employees of the Company of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1995 Plan is initially 1,000,000 shares. The options, except for the January 1996 grant, vest equally on each one year anniversary during the three-year period following the date of issuance, and are exercisable for an eighteen-month period commencing on the vesting date. The options granted in January 1996 vested equally on April 10, 1997 ( the "initial exercise date" ) and each of the two subsequent anniversaries during the three-year period following the initial exercise date, and are exercisable for an eighteen-month period commencing on the vesting date.


                                       F11

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(6)     Employee Stock Options (continued)

        In January 1996, the Company issued 100,000 options to purchase shares of the Company's common stock at an exercise price of $2.50 per share; a further 294,000 options were issued in November 1996 at an exercise price of $1.875, and 135,000 options were granted in May 1997 at an exercise price of $0.344.

                                                              Weighted Average
                                                            --------------------           Initial
                                        Number of     Exercise        Fair value of        exercise
                                        Options       Price           options granted      date
                                        ---------     --------        ---------------      --------
        Outstanding July 1,1995            --
        Granted January 1996            100,000       $   2.50        $   2.25             4/10/97
                                        -------
        Outstanding June 30,1996        100,000

        Granted November 1996           294,000       $   1.87        $   1.69             11/4/97
        Granted May 1997                135,000       $   0.34        $   0.31              5/6/98
                                        -------
        Outstanding June 30, 1997       179,000       $   1.60        $   1.44
                                        =======       ========        ========

        Exercisable June 30,1997         33,333       $   2.50
                                        =======       ========

        The weighted average price of the options outstanding at June 30, 1997 was $1.60 and the weighted average remaining contractual life was 30 months. The weighted average fair value of these options at the date of grant was $1.44. The fair value was estimated using the Black-Scholes option-pricing model with the following average assumptions: dividend yield of zero%, expected volatility 2.29, risk free interest rate 6%, and expected life of 2 years.

        Had the Company accounted for its employee stock options using fair values, the net loss and net loss per share for the year ended June 30, 1997 would have been $3,478,254 and $0.41 per share respectively (1996 $2,341,544 and $0.40 per share respectively).

        At June 30, 1997 33,333 options at an exercise price of $2.50 were exercisable. No options have been exercised or cancelled, except as detailed below.


        All of the options issued under the plan were cancelled and the options were reissued in July 1997 at an exercise price of $0.22, the market price of the Company's common stock on the reissue date.

                                       F12

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(7)     Property, Plant & Equipment

        Property, Plant & Equipment is comprised of the following:

                                                                 June 30,           June 30,
                                                                     1997               1996
                                                              -----------        -----------
        Plant & Machinery                                     $   695,058            441,798
        Office Equipment & Fittings                               457,786            140,496
        Motor Vehicles                                             39,524             36,900
                                                              -----------        -----------
                                                                1,192,368            619,194

        Less: Accumulated depreciation                            520,503            194,972
                                                              -----------        -----------

                                                              $   671,865        $   424,222
                                                              ===========        ===========


(8)     Trademarks

        Trademarks is comprised of the following:

                                                                 June 30,           June 30,
                                                                     1997               1996
                                                              -----------        -----------
        Cost                                                  $   214,587        $   149,949

        Less: Accumulated amortization                            110,027             69,155
                                                              -----------        -----------

                                                              $   104,560        $    80,794
                                                              ===========        ===========



(9)     Inventory

        The following is a summary of inventory:

                                                                 June 30,           June 30,
                                                                     1997               1996
                                                              -----------        -----------
        Raw Materials                                         $ 1,046,084        $   856,893
        Work in Progress                                          134,878             24,886
        Finished Goods                                          1,540,333            860,287
                                                              -----------        -----------

                                                              $ 2,721,295        $ 1,742,066
                                                              ===========        ===========


                                       F13

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(10)    Sales

        Other than one store in North America, all of the Company's operations are in, and all of its revenue arises in the United Kingdom. An analysis of the Company's sales to unaffiliated customers by geographical area are as follows:

                                              Year ended          Year ended
                                                June 30,            June 30,
                                                    1997                1996
                                             -----------         -----------
        North America                        $   856,162         $   681,044
        Europe                                 2,301,997           1,298,730
        Southeast Asia                         1,734,206           1,268,389
        Rest of World                          1,029,324             559,633
                                             -----------         -----------

                                             $ 5,921,689         $ 3,807,796
                                             ===========         ===========

(11)    Bridge Lenders


        In September and October 1995, the Company borrowed an aggregate of $500,000 to provide working capital for the Company, and in connection with such loans executed promissory notes in the principal amount of $500,000 bearing interest at 8% per annum. The notes were payable on the earlier of the closing of the initial public offering or June 30, 1996. As additional consideration, the bridge lenders received 576,000 bridge units, each consisting of one share of Common Stock, one Class A Warrant, exercisable at $3.00 per share, and one Class B Warrant, exercisable at $5.00 per share. The bridge loans together with accrued interest were repaid in April 1996. The proceeds received were allocated to the notes ($114,000) and to the bridge units ($386,000) based on the relative fair values of the notes and bridge units. Interest on the notes was accreted to the date of repayment and amounted to approximately $278,000 which was included in interest expense in the year to June 30, 1996. The unamortized debt discount remaining of $107,000 was expensed as an extraordinary item in the year to June 30, 1996.

(12)    Public Offering

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

        In May 1996, the Company effected a 2-for-1 stock split. Per share data for all periods presented have been adjusted to reflect this.

                                       F14

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(13)    Conversion of Debt

        Pursuant to a Stock Exchange Agreement, Roger Buoy, the Company's Chief Executive Officer and Tony Swash, the Company's Chief Operating Officer exchanged their respective 35% interests in AIL, and Carmen Villalon, a director of AIL, and ISC exchanged their respective 15% interests in AIL, for a pro rata number of the 3,600,000 shares of the Company. In addition, as capital contributions to the Company, Roger Buoy and Tony Swash each cancelled indebtedness owed to them by the Company in the amount of $411,025 and $412,592, respectively, and Carmen Villalon and Tanisi (the successor in interest to ISC) each cancelled indebtedness owed to them by the Company in the amount of $153,837 and $103,799, respectively.

        In addition, pursuant to the terms of a Series A Preferred Stock Subscription Agreement, immediately prior to the effective date of the initial public offering, the Company issued (i) 142,716 shares of Series A Preferred Stock to Roger Buoy, in exchange for the cancellation by Mr Buoy of certain indebtedness of the Company in the aggregate principal amount of $713,577, (ii) 77,629 shares of Series A Preferred Stock to Tony Swash in exchange for the cancellation by Mr Swash of certain indebtedness on the Company in the aggregate principal amounts of $388,141, (iii) 15,695 shares of Series A Preferred Stock to Josh Gaspero in exchange for the cancellation by Mr Gaspero for certain indebtedness of the Company in the aggregate principal amount of $78,473 and (iv) 13,871 shares of Series A Preferred Stock to Tim Kelly in exchange for the cancellation by Mr Kelly of certain indebtedness of the Company in the aggregate principal amount of $69,352.

(14)    Provision for Income Taxes

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

        As of June 30, 1997 the Company had approximately $3,800,000 of net operating losses arising in AIL, which can be used to offset future United Kingdom taxable income arising in the same trade. Under United Kingdom tax law, there is no time limit for tax utilization of net operating losses. The deferred tax asset arising on such operating losses of approximately $1,178,000, however, has been offset by an equivalent valuation allowance because the Company has no profitable operating history and it is more likely than not that this deferred tax asset will not be realized.

(15)    Stockholders' Equity

        (A) Common Stock - The Company is authorized to issue 30,000,000 common shares with a par value of $.0001. As of June 30, 1997, 8,472,000 shares have been issued and were outstanding.

                                       F15

APPLEWOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(15)    Stockholders' Equity (continued)

        (B) Preferred Stock - The Company is authorized to issue 1,000,000 shares of convertible preferred stock. The Board of Directors has the authority to issue shares in one or more classes and to designate the number of shares and the terms within the class. As of June 30, 1997, 500,000 shares of Series A Preferred Stock with a par value of $.0001 have been authorized and 249,911 have been issued and were outstanding. Each share is convertible into two shares of common stock, at the option of the holder, for $2.50 per share, has a liquidating preference of $5.00 per share and may be redeemed by the Company with five days notice, for $5.00 per share. This stock ranks senior to any other preferred stock which may be issued and to the common stock. Each holder is entitled to one vote.

        (C) Options and Warrants - At June 30, 1997, 576,000 Class B Warrants issued to the bridge lenders remained outstanding. Each Class B Warrant is exercisable into one share of common stock commencing on April 10, 1997, at an exercise price of $5.00. Each Class B Warrant may be redeemed by the Company if the bid price of the Company's shares of common stock exceeds $6.00 per share.

(16)    Litigation

        (A) A former shareholder / employee of AIL has commenced litigation against the Company in England seeking damages for wrongful dismissal and loss of his shareholdings. The Company intends to defend vigorously its position and has asserted counterclaims against the plaintiff. The Company believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

        (B) The Company has been named in an action, Mott v. Sterling Foster & Co., Inc., et al., (United States District Court, District of South Carolina) along with various other defendants. The complaint against the Company contains allegations of violations of state and federal securities laws and common law fraud and negligence, arising out of the April 1996 initial public offering of 2,760,000 shares of the Company common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. employed improper sales tactics and manipulated secondary market trading in shares of the Company's common stock following the offering. The complaint seeks unspecified damages. The Company and its officers and directors deny the allegations in the complaint and are vigorously defending this action.


(17)    New Accounting Standards

        In February 1997, FAS 128 "Earnings per Share" was issued. The provisions of this statement must be adopted for accounting periods ending after December 15, 1997. Earlier adoption is not permitted. FAS 128 simplifies the provision relating to the computation of earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The adoption of FAS 128 by the Company will not have any material impact on the EPS amounts previously reported.

                                      F16

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        October 13, 1997
                                         APPLEWOODS(R), INC.

                                         By:/s/ Roger Buoy
                                            --------------------------
                                            Roger Buoy
                                            Chief Executive Officer

                                         By:/s/ David H. Knight
                                            ---------------------------
                                            David H. Knight
                                            Chief Financial Officer, Principal
                                            Accounting Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                   Title                        Date
---------                   -----                        ----

/s/ Roger Buoy              Chief Executive Officer      October 13, 1997
-------------------------   and Director
Roger Buoy

/s/Tony Swash               Chief Operating Officer      October 13, 1997
-------------------------   and Director
Tony Swash

/s/ David H. Knight         Chief Financial Officer,     October 13, 1997
-------------------------   Principal Accounting
David H. Knight             Officer and Secretary

/s/ Josh Gaspero            Director                     October 13, 1997
-------------------------
Josh Gaspero

/s/ Sherman A. Drusin       Director                     October 13, 1997
-------------------------
Sherman A. Drusin