Form 10QSB
period 1997-09-30
APPLEWOODS INC
filed 1997-10-23
CIK 1002522

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from          to

        Commission File Number : 0 - 27850

                                APPLEWOODS, INC.
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                  13-3859709
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

                              274 Riverside Avenue
                              Westport, Connecticut
                    ----------------------------------------
                    (Address of principal executive offices)

                                      06880
                                   ----------
                                   (Zip Code)

                                (203) 227 - 4912
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X    No
                                                            -----    -----

       Class                                   Outstanding at October 20, 1997
-------------------                            -------------------------------
   Common Stock                                            8,472,000

APPLEWOODS, INC.
-------------------------------------------------------------------------------

INDEX
-------------------------------------------------------------------------------


PART 1: FINANCIAL INFORMATION                                                                        Page:

Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheet as of September 30, 1997 and June 30, 1997                      2

    Condensed Consolidated Statements of Operations for the three months ended
    September 30, 1997 and 1996                                                                          3

    Condensed Consolidated Statement of  Stockholders' Equity for the three months ended
    September 30, 1997                                                                                   4

    Condensed Consolidated Statements of  Cash Flows for the three months ended
    September 30, 1997 and 1996                                                                          5

    Notes to Condensed Financial Statements                                                          6 - 7


Item 2.  Management's  Discussion and Analysis of  Financial Condition
         and Results of Operations                                                                   8 - 9


PART II: OTHER INFORMATION:

Item 6.  Exhibits & Reports on Form 8-K                                                                 10

Signatures                                                                                              11

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(Unaudited)

                                                                                   September 30          June 30
                                                                                   --------------------------------
                                                                                       1997                1997
                                                                                   ------------        ------------
                                                                                    (Unaudited)              *
Assets:
Current Assets:
   Cash                                                                            $    646,175        $    787,367
   Trade Accounts Receivable, net of allowance                                        1,894,610           1,101,706
            for doubtful accounts of $ 40,989 and $39,519, respectively
   Other Receivables                                                                     73,895              96,301
   Inventory                                                                          2,829,710           2,721,295
   Other Current Assets                                                                  60,196              56,110
                                                                                   ------------        ------------
Total Current Assets                                                                  5,504,586           4,762,779
                                                                                   ------------        ------------

                                                                                   ------------        ------------
Property, Plant and Equipment-Net                                                       627,384             671,865
                                                                                   ------------        ------------

Other Assets
                                                                                   ------------        ------------
   Trademarks - Net                                                                      93,920             104,560
                                                                                   ------------        ------------

                                                                                   ============        ============
Total Assets                                                                       $  6,225,890        $  5,539,204
                                                                                   ============        ============


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                $  1,538,893        $    941,747
   Accrued Expenses                                                                     681,426             426,384
   Accrued Taxes                                                                         58,675              62,911
   Other Current Liabilities                                                             32,517              24,928
   Other Current Liabilities - Related Parties                                           39,004              40,214
                                                                                   ------------        ------------
Total Current Liabilities                                                             2,350,515           1,496,184
                                                                                   ------------        ------------



Stockholders' Equity:
   Series A Preferred Stock - $.0001 Par Value,
      500,000 Shares Authorized, 243,911 and 249,911 Shares Issued and
      and Outstanding, respectively                                                          24                  25
   Common Stock, $.0001 Par Value,
      30,000,000 Shares Authorized, 8,472,000 Shares Issued and Outstanding                 847                 847
   Additional Paid-In Capital                                                        12,010,018          12,040,017
   Accumulated Deficit                                                               (8,332,615)         (8,232,366)
   Cumulative Foreign Currency Translation Adjustment                                   197,101             234,497
                                                                                   ------------        ------------
Total Stockholders' Equity                                                            3,875,375           4,043,020

                                                                                   ============        ============
Total Liabilities and Stockholders' Equity                                         $  6,225,890        $  5,539,204
                                                                                   ============        ============

* The Balance Sheet at June 30, 1997 is derived from the audited financial statements at that date, but does not include all the information required by generally accepted accounting principles for complete financial statements.

         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
(Unaudited)

                                                       Three Months Ended
                                                           September 30
                                                 ------------------------------
                                                    1997                1996
                                                 -----------        -----------
Revenues:
   Product Sales                                 $ 1,919,232        $   900,582
   Storefitting and License Revenue                  741,307            116,368

                                                 -----------        -----------
     Total Revenues                                2,660,539          1,016,950
                                                 -----------        -----------

Cost of Sales:
   Product Sales                                   1,129,039            611,012
   Storefitting and License Revenue                  587,719             32,272

                                                 -----------        -----------
      Total Cost of Sales:                         1,716,758            643,284
                                                 -----------        -----------

    Gross Profit                                     943,781            373,666

Selling, General and Admin. Expenses                 974,218            756,996
Consultancy Fees                                        --              248,250

                                                 -----------        -----------
Loss from Operations:                                (30,437)          (631,580)
                                                 -----------        -----------

Other Income (Expense):

    Foreign Exchange (Loss) Gain                     (71,225)            12,461
    Interest Income                                    1,413             36,824
                                                 -----------        -----------
          Total Other (Expense) Income               (69,812)            49,285
                                                 -----------        -----------

Loss before Income Taxes                            (100,249)          (582,295)

Provision for Income Taxes                              --                 --


                                                 -----------        -----------
                                                 ===========        ===========
Net Loss                                         $  (100,249)       $  (582,295)
                                                 ===========        ===========

Net Loss per share                               $     (0.01)       $     (0.07)
                                                 ===========        ===========

Weighted average number of shares                  8,472,000          8,524,364
                                                 ===========        ===========

         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
(Unaudited)



                                                        Common Stock                       Series A Preferred
                                              -------------------------------       --------------------------------
                                                 Shares             Amount             Shares              Amount
                                              ------------       ------------       ------------        ------------
Balance - June 30, 1997                          8,472,000       $        847            249,911        $         25


Foreign Currency Translation Adjustment               --                 --                 --                  --

Repurchase of stock                                   --                 --               (6,000)                 (1)

Net Loss                                              --                 --                 --                  --


                                              ----------------------------------------------------------------------
Balance - September 30, 1997                     8,472,000       $        847            243,911        $         24
                                              ======================================================================

                                                                                        Foreign
                                               Additional                               Currency             Total
                                                 Paid-In           Accumulated         Translation        Stockholders'
                                                 Capital             Deficit           Adjustments           Equity
                                              ------------        ------------        ------------        ------------
Balance - June 30, 1997                       $ 12,040,017        $ (8,232,366)       $    234,497        $  4,043,020


Foreign Currency Translation Adjustment               --                  --               (37,396)            (37,396)

Repurchase of stock                                (29,999)               --                  --               (30,000)

Net Loss                                              --              (100,249)               --              (100,249)


                                              ------------------------------------------------------------------------
Balance - September 30, 1997                  $ 12,010,018        $ (8,332,615)       $    197,101        $  3,875,375
                                              ========================================================================

         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(Unaudited)


                                                                                         Three Months Ended
                                                                                            September 30
                                                                                    ------------------------------
                                                                                        1997              1996
                                                                                    -----------        -----------
Cash Flows from Operating Activities:
      Net Loss                                                                      $  (100,249)       $  (582,295)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                                                       72,163             43,672
      Amortization of Trademarks                                                         11,081              7,519
      Non-Cash Consulting Fees                                                             --              240,000

Changes in Assets and Liabilities
      Trade Accounts Receivable                                                        (792,904)           (24,957)
      Other Receivables                                                                  22,406            (25,944)
      Inventory                                                                        (108,415)        (1,194,956)
      Other Current Assets                                                               (4,086)           (63,159)
      Other Assets                                                                         --                8,250
      Accounts Payable                                                                  597,146            425,629
      Accrued Expenses                                                                  255,043             23,187
      Accrued Taxes                                                                      (4,236)             3,378
      Other Current Liabilities                                                           7,589            (17,564)
      Other Current Liabilities - Related Parties                                        (1,210)            (5,883)
                                                                                    -----------        -----------
Net Cash - Operating Activities                                                         (45,672)        (1,163,123)
                                                                                    -----------        -----------

Investing Activities
      Purchase of Property and Equipment                                                (47,746)          (304,362)
      Investment in Trademarks                                                           (4,726)           (16,660)
                                                                                    -----------        -----------
Net Cash - Investing Activities                                                         (52,472)          (321,022)
                                                                                    -----------        -----------

Financing Activities
                                                                                    -----------        -----------
      Preferred Stock Repurchase                                                        (30,000)              --
                                                                                    -----------        -----------

                                                                                    -----------        -----------

Effect of Exchange Rate Changes On Cash                                                 (13,048)            11,022
                                                                                    -----------        -----------

Net Decrease In Cash                                                                   (141,192)        (1,473,123)

Cash - Beginning of Period                                                              787,367          3,958,168
                                                                                    ===========        ===========
Cash - End of Period                                                                $   646,175        $ 2,485,045
                                                                                    ===========        ===========


Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
          Interest                                                                  $      --          $      --
          Income Taxes                                                              $      --          $      --

         See accompanying notes to the consolidated financial statements

APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------



(1)     Significant Accounting Policies

        Significant Accounting Policies of Applewoods Inc., (the "Company") are set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997 ( the "Company's Form 10-KSB") as filed with the Securities and Exchange Commission on October 14, 1997.

(2)     Basis of Preparing Unaudited Condensed Financial Statements

        The Company incurred net losses of $3,312,576 and $2,315,074 and net cash outflows from operations of $2,718,693 and $1,888,676 in the years ended June 30, 1997 and 1996, respectively. For the three months ended September 30, 1997 and 1996, the Company incurred net losses of $100,249 and $582,295 and net cash outflows of $141,192 and $1,473,123, respectively. Management has prepared projected cash flow information for the period ending September 30, 1998. On the basis of these projections, management considers that the Company may be able to continue to operate through that date without the need for credit facilities. However, these projections are estimates of future performance over which no assurances can be given by the Company. While no credit facilities are currently in place, the Company has investigated the availability of additional funds and believes that it will be able to obtain sufficient financing should the need arise. Accordingly, the financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

(3)     Basis of Reporting

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation have been included. These financial statements must be read in conjunction with the Company's Form 10-KSB. The operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

(4)     Property, Plant & Equipment

Property, Plant & Equipment is comprised of the following:

                                       September 30,         June 30,
                                           1997                1997
                                        ----------          ----------

Plant & Machinery                       $  689,841          $  695,058
Office Equipment & Fittings                475,727             457,786
Motor Vehicles                              38,334              39,524
                                        ----------          ----------
                                         1,203,902           1,192,368

Less: Accumulated depreciation             576,518             520,503
                                        ----------          ----------

                                        $  627,384          $  671,865
                                        ==========          ==========

APPLEWOODS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------



(5)     Trademarks

Trademarks is comprised of the following:

                                     September 30,        June 30,
                                          1997              1997
                                        --------          --------

Cost                                    $212,821          $214,587

Less: Accumulated amortization           118,901           110,027
                                        --------          --------

                                        $ 93,920          $104,560
                                        ========          ========

(6)       Inventory

Inventory is comprised of the following:

                                    September 30,           June 30,
                                         1997                1997
                                      ----------          ----------

Raw Materials                         $1,279,057          $1,046,084
Work in Progress                         108,132             134,878
Finished Goods                         1,442,521           1,540,333
                                      ----------          ----------
                                      $2,829,710          $2,721,295
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

        This Form 10-QSB contains forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996

        The Company's revenues are generated from the sale of products to licensees and distributors, and an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space. Total revenues for the three months increased by 162% over the previous year. Within this, product sales increased by 113% over the previous year, essentially due to the increased number and quality of retail stores. At September 30, 1997, the Company had 74 licensed shops operating compared with 52 at September 30, 1996. Storefitting and license revenue increased by 537%. This increase in storefitting and license revenue is enhanced by the Company's policy of recognizing part of the total revenue arising from the opening of a store, upon the receipt of a deposit. In the three months to September 30, 1997, the Company received significantly more deposits for new stores, compared with the three months to September 30, 1996.

        The gross profit percentage for the three months to September 30, 1997 declined from 37% to 35%. Product margin increased from 32% to 41% in 1997. The margin generated by storefitting and license revenue decreased to 21%. This is because profit is only recognized upon the installation of a store, and revenue for the three months to September 30, 1997 includes, as discussed above, more deposits for new store openings than in 1996. The proportional increase in the number of deposits, upon which no profit is reported, to installations in 1997, has had the effect of diluting the total storefitting margin as a percentage of storefitting revenue.

        Selling, general and administrative expenses increased by 29% to approximately $974,000 this year from approximately $757,000 in the previous year. The major element of this was the increase in sales promotion, travel and product development, which all relates to the increased efforts by the Company to develop the worldwide market for its products.

        The Company suffered from a foreign exchange loss of $71,225 compared with a gain in 1996 of $12,461. This was a result of the pound sterling weakening against the US dollar through the quarter. Interest income of $1,413 has declined from $36,824 in 1996, because the Company is holding a lower level of cash.

                                APPLEWOODS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

        At September 30, 1997, the Company had working capital of approximately $3,154,000, including cash of approximately $646,000.

        During the three months to September 30, 1997, the Company used cash of approximately $46,000 to fund operations. Contributing to this use of cash was a loss from operations of approximately $17,000, an increase in inventory of approximately $108,000, and an increase in the Company's accounts receivable of approximately $793,000. Accounts payable and accrued expenses increased by approximately $852,000. Net cash used in investing activities increased to

$52,000 mainly due to the establishment of a Company seconds outlet store. The Company did not have any significant capital commitments at September 30, 1997.

        The Company's financial statements have been prepared on a going concern basis because management believes, based on cash flow projections through September 30, 1998 the Company may be able to continue through that date without the need for credit facilities.

        The Company is presently investigating various sources of credit should they be needed to meet cash flow requirements caused by the continuing growth of the Company and seasonal fluctuations in sales revenue. It believes that existing bank balances, cash flow from operations and borrowing facilities, which are currently under negotiation, will be sufficient to meet its requirements for the foreseeable future.


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

PART II  -  OTHER INFORMATION
-------------------------------------------------------------------------------


Item 1.  Legal Proceedings

The Company has been named in an action Mott v. Sterling Foster & Co., et al., (United States District Court, District of South Carolina) along with various other defendants. The complaint against the Company contains allegations of violations of state and federal securities laws and common law fraud and negligence arising out of the Aril 1996 initial public offering of 2,760,000 shares of Company common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. employed improper sales tactics and manipulated secondary market trading in shares of the Company's common stock following the offering . The complaint seeks unspecified damages. The Company and its officers and directors deny the allegations in the complaint and are vigorously defending this action.


A motion for summary judgement was granted dismissing the complaint against the Company in October 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits as required by Item 601 of Regulation  S-K:

None Required.

(b) Reports on Form 8-K

None filed during the quarter for which this form is submitted.

SIGNATURES
-------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   APPLEWOODS, INC.

        Date: October 20, 1997

                                       By: /s/ Roger M. Buoy
                                           ------------------------------------
                                           Roger M. Buoy,
                                           Chairman and Chief Executive Officer