Form 10QSB
period 1997-12-31
APPLEWOODS INC
filed 1998-02-17
CIK 1002522

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1997

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

                                      06880
                                   ----------
                                   (Zip Code)

                                (203) 227-4912
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X    No
                                                            -----    -----

       Class                                   Outstanding at February 13, 1998
-------------------                            -------------------------------

   Common Stock                                            8,472,000

APPLEWOODS, INC.
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                                                                                                           Page:
                                                                                                           -----
PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheet as of December 31, 1997 and June 30, 1997                         2

    Condensed Consolidated Statements of Operations for the three months and the six
    months ended December 31, 1997 and 1996                                                                3

    Condensed Consolidated Statement of changes in Stockholder's Equity for the six months
    ended December 31, 1997                                                                                4

    Condensed Consolidated Statements of Cash Flows for the six months ended
    December 31, 1997 and 1996                                                                             5

    Notes to Condensed Financial Statements                                                                6 - 7


Item 2.  Management's  Discussion and Analysis of  Financial Condition
              and Results of Operations                                                                    8 - 9


PART II:  OTHER INFORMATION:

Item 1.   Legal Proceedings                                                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                                                  10

Signatures                                                                                                  11

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(Unaudited)

                                                                                             December 31            June 30
                                                                                           ----------------------------------------
                                                                                                 1997                 1997

Assets:                                                                                      (Unaudited)               *
Current Assets:

   Cash                                                                                  $          643,638 $              787,367
   Trade Accounts Receivable, net of allowance                                                    2,083,417              1,101,706
            for doubtful accounts of $ 418,692 and $39,519, respectively
   Other Receivables                                                                                 16,055                 96,301
   Inventory                                                                                      2,741,998              2,721,295
   Other Current Assets                                                                              87,697                 56,110
                                                                                           -----------------  ---------------------
Total Current Assets                                                                              5,572,805              4,762,779
                                                                                           -----------------  ---------------------

                                                                                           -----------------  ---------------------
Property, Plant and Equipment -Net                                                                  578,920                671,865
                                                                                           -----------------  ---------------------

Other Assets
                                                                                           -----------------  ---------------------
   Trademarks - Net                                                                                  98,759                104,560
                                                                                           -----------------  ---------------------

                                                                                           =================  =====================
Total Assets                                                                             $        6,250,484 $            5,539,204
                                                                                           =================  =====================


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                      $        1,977,438 $              941,747
   Accrued Expenses                                                                                 423,816                426,384
   Accrued Taxes                                                                                    187,051                 62,911
   Other Current Liabilities                                                                         72,618                 24,928
   Other Current Liabilities - Related Parties                                                       39,796                 40,214
                                                                                           -----------------  ---------------------
Total Current Liabilities                                                                         2,700,719              1,496,184
                                                                                           -----------------  ---------------------



Stockholders' Equity:
   Series A Preferred Stock - $.0001 Par Value,
      500,000 Shares Authorized, 243,911and 249,911Shares Issued and
      and Outstanding, respectively                                                                      24                     25
   Common Stock, $.0001 Par Value,
      30,000,000 Shares Authorized, 8,472,000 Shares Issued and Outstanding                             847                    847
   Additional Paid-In Capital                                                                    12,010,018             12,040,017
   Accumulated Deficit                                                                           (8,681,551)            (8,232,366)
   Cumulative Foreign Currency Translation Adjustment                                               220,427                234,497
                                                                                           -----------------  ---------------------
Total Stockholders' Equity                                                                        3,549,765              4,043,020

                                                                                           =================  =====================
Total Liabilities and Stockholders' Equity                                               $        6,250,484 $            5,539,204
                                                                                           =================  =====================

* The Balance Sheet at June 30, 1997 is derived from the audited financial statements at that date, but does not include all the information required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to the condensed consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
(Unaudited)

                                                           Three Months Ended                     Six Months Ended
                                                               December 31                           December 31
                                                 ------------------------------------   ----------------------------------------
                                                       1997               1996                1997                 1996

Revenues:

   Product Sales                                $        2,540,052  $      1,590,118   $       4,459,284  $           2,490,700
   Storefitting and License Revenue                        301,309           385,944           1,042,616                502,312

                                                 ------------------  ----------------   -----------------  ---------------------
     Total Revenues                                      2,841,361         1,976,062           5,501,900              2,993,012
                                                 ------------------  ----------------   -----------------  ---------------------

Cost of Sales:
   Product Sales                                         1,788,806         1,179,026           2,917,845              1,790,038
   Storefitting and License Revenue                         49,461           318,071             637,180                350,343

                                                 ------------------  ----------------   -----------------  ---------------------
      Total Cost of Sales:                               1,838,267         1,497,097           3,555,025              2,140,381
                                                 ------------------  ----------------   -----------------  ---------------------

    Gross Profit                                         1,003,094           478,965           1,946,875                852,631

Selling, General and Admin. Expenses                     1,407,372           825,250           2,381,590              1,582,246
Consultancy Fees                                         -                   248,250           -                        496,500

                                                 ------------------  ----------------   -----------------  ---------------------
Loss from Operations:                                     (404,278)         (594,535)           (434,715)            (1,226,115)
                                                 ------------------  ----------------   -----------------  ---------------------

Other Income (Expense):

    Foreign Exchange (Loss) Gain                            51,888           136,433             (19,337)               148,894
    Interest Income                                          3,454            22,157               4,867                 58,981
                                                 ------------------  ----------------   -----------------  ---------------------
          Total Other (Expense) Income                      55,342           158,590             (14,470)               207,875
                                                 ------------------  ----------------   -----------------  ---------------------

Loss before Income Taxes                                  (348,936)         (435,945)           (449,185)            (1,018,240)

Provision for Income Taxes                               -                  -                  -                    -



                                                 ------------------  ----------------   -----------------  ---------------------
                                                 ==================  ================   =================  =====================
Net Loss                                        $        (348,936)   $     (435,945)    $      (449,185)   $        (1,018,240)
                                                 ==================  ================   =================  =====================

Net Loss per share, basic and diluted           $           (0.04)   $        (0.00)    $         (0.05)   $             (0.12)
                                                 ==================  ================   =================  =====================

Weighted average number of shares                       8,472,000         8,472,000           8,472,000              8,472,000
                                                 ==================  ================   =================  =====================

   See accompanying notes to the condensed consolidated financial statements

APPLEWOODS, INC.
--------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------


                                                    Common Stock                    Series A Preferred                Additional
                                                    ------------                    ------------------                  Paid-In
                                                  Shares              Amount           Shares            Amount         Capital
                                                  ------              ------           ------            ------         -------


Balance-June 30, 1997                            8,472,000              $847           249,911               $25       $12,040,017

Foreign Currency Translation Adjustment          -                         -         -                 -                 -

Repurchase of stock                              -                         -            (6,000)               (1)          (29,999)

Net Loss                                         -                         -         -                 -                 -


                                          -----------------------------------------------------------------------------------------
                                          =========================================================================================
Balance-December 31, 1997                        8,472,000              $847           243,911               $24       $12,010,018
                                          =========================================================================================

APPLEWOODS, INC.
--------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
(Unaudited)

                                                                      Foreign
                                                                      Currency                  Total
                                              Accumulated           Translation            Stockholders*
                                                Deficit             Adjustments               Equity
                                                -------             -----------               ------

Balance-June 30, 1997                        $(8,232,366)           $234,497               $4,043,020


Foreign Currency Translation Adjustment              -               (14,070)                 (14,070)

Repurchase of stock                                  -                    -                   (30,000)

Net Loss                                        (449,185)                 -                  (449,185)


                                         ------------------------------------------------------------
                                         ============================================================
Balance -   December 31, 1997                $(8,681,551)           $220,427               $3,549,765
                                         ============================================================


    See accompanying notes to the condensed consolidated financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(Unaudited)

                                                                                                     Six Months Ended
                                                                                                         December 31
                                                                                           ----------------------------------------
                                                                                                     1997                 1996
                                                                                                     ----                 ----

Cash Flows from Operating Activities:
      Net Loss                                                                                 $   (449,185)        $   (1,018,240)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                                                                  149,162                132,005
      Amortization of Trademarks                                                                     22,400                 15,420
      Non-Cash Consulting Fees                                                                          -                  480,000

Changes in Assets and Liabilities
      Trade Accounts Receivable                                                                    (981,711)              (725,990)
      Other Receivables                                                                              80,246                 24,352
      Inventory                                                                                     (20,703)            (1,347,449)
      Other Current Assets                                                                          (31,587)              (107,356)
      Other Assets                                                                                      -                    8,250
      Accounts Payable                                                                            1,035,691                396,096
      Accrued Expenses                                                                               (2,567)               102,057
      Accrued Taxes                                                                                 124,140                  7,859
      Other Current Liabilities                                                                      47,690                 92,247
      Other Current Liabilities - Related Parties                                                      (418)                (8,530)
                                                                                           -----------------  ---------------------
Net Cash - Operating Activities                                                                     (26,842)            (1,949,279)
                                                                                           -----------------  ---------------------

Investing Activities
      Purchase of Property and Equipment                                                            (63,437)              (394,286)
      Investment in Trademarks                                                                      (18,105)               (25,678)
                                                                                           -----------------  ---------------------
Net Cash - Investing Activities                                                                     (81,542)              (419,964)
                                                                                           -----------------  ---------------------

Financing Activities
                                                                                           -----------------  ---------------------
      Preferred Stock Repurchase                                                                    (30,000)           -
                                                                                           -----------------  ---------------------

                                                                                           -----------------  ---------------------

Effect of Exchange Rate Changes On Cash                                                              (5,345)               167,660
                                                                                           -----------------  ---------------------

Net Decrease In Cash                                                                               (143,729)            (2,201,583)

Cash-Beginning of Period

                                                                                                   787,367               3,958,168
                                                                                           =================  =====================
Cash-End of Period                                                                             $   643,638          $    1,756,585
                                                                                           =================  =====================


Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
          Interest                                                                        $        -         $          -
          Income Taxes                                                                    $        -         $          -


   See accompanying notes to the condensed consolidated financial statements

APPLEWOODS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


(1)      Significant Accounting Policies

         Significant Accounting Policies of Applewoods, Inc., (the "Company") are set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997 ( the "Company's Form 10-KSB") as filed with the Securities and Exchange Commission on October 14, 1997.

(2)      Basis of Preparing Unaudited Condensed Financial Statements

               The Company incurred net losses of $3,312,576 and $2,315,074 and net cash outflows from operations of $2,718,693 and $1,888,676 in the years ended June 30, 1997 and 1996, respectively. For the six months ended December 31, 1997 and 1996, the Company incurred net losses of $449,185 and $1,018,240 and net cash outflows of $143,729 and $2,201,583, respectively. Management has prepared projected cash flow information for the period ending December 31, 1998. On the basis of these projections, management considers that the Company may be able to continue to operate through that date with credit facilities which are currently in place, but which require renegotiations during that period. However, these projections are estimates of future performance over which the Company can give no assurances. Accordingly, the financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

(3)      Basis of Reporting

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation have been included. These financial statements must be read in conjunction with the Company's Form 10-KSB. The operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

(4)      Property, Plant & Equipment

Property, Plant & Equipment is comprised of the following:

                                    December 31,             June 30,
                                            1997                 1997
                                            ----                 ----

Plant & Machinery                      $ 712,719             $695,058
Office Equipment & Fittings              491,751              457,786

Motor Vehicles                            39,113               39,524
                                       ---------            ---------
                                       1,243,583            1,192,368

Less: Accumulated depreciation           664,663              520,503
                                       ---------            ---------

                                       $ 578,920            $ 671,865
                                       =========            =========

APPLEWOODS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



(5)    Trademarks

Trademarks is comprised of the following:
                                                 December 31,       June 30,
                                                         1997           1997
                                                         ----           ----

Cost                                                $ 230,511      $ 214,587

Less: Accumulated amortization                        131,752        110,027
                                                       ------         ------

                                                      $98,759       $104,560
                                                      =======       ========

(6) Inventory

Inventory is comprised of the following:

                                                 December 31,       June 30,
                                                         1997           1997

Raw Materials                                      $1,378,108    $ 1,046,084
Work in Progress                                        8,233        134,878
Finished Goods                                      1,355,657      1,540,333
                                                   ----------     ----------
                                                   $2,741,998     $2,721,295
                                                   ==========     ==========
(7)  Earnings per share

     Earnings per share for the three and six month periods ended December 31, 1997 have been computed in accordance with the provisions of Statement of

Financial Accounting Standards 128, Earnings per Share. Basic and diluted earnings per share are the same because, as the Company has incurred net losses in both periods, the incremental shares from assumed exercise of outstanding stock options are not included in computing the diluted per share amounts. The application of the provisions of Statement 128 to the computations of earnings per share for the three and six month periods ended December 31, 1996 has no impact on the amounts previously reported.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         Applewoods, Inc., a Delaware corporation, ("AI"), was formed in September 1995 to acquire all of the outstanding stock of Applewoods International Limited ("AIL"), a company registered in Great Britain. The acquisition was recorded as a recapitalization of AIL, with AI as the acquirer. AI and AIL are collectively referred to as the "Company ".

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

Results of Operations

Three months ended December 31, 1997 compared to three months ended December 31, 1996

         The Company's revenues are generated from the sale of products to licensees and distributors, and an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space. Total revenues for the three months increased by 44% over the previous year. Within this, product sales increased by 60% over the previous year, essentially due to the increased number and quality of retail stores. At December 31, 1997, the Company had 91 licensed shops operating compared with 61 at December 31, 1996. Storefitting and license revenue decreased by 22%. This decrease in storefitting and license revenue reflects the Company's policy of recognizing revenue arising from the opening of a store, partly upon the receipt of a deposit and beginning construction of the store, and partly upon the opening of the store. Revenue recognition for one store may therefore fall in two different quarters. The decrease in the current quarter must therefore be read in conjunction with the increase in storefitting revenue in the quarter to September 30, 1997 over the previous year of 537%. Storefitting revenue for the two quarters ending December 31, 1997 increased over the previous year by 108%.

        The gross profit percentage for the three months to December 31, 1997 increased from 24% to 35%. Product margin increased from 26% to 30% in 1997. The margin generated by storefitting and license revenue increased from 18% to 84%. The high number of store openings, upon which profit is reported, proportional to deposits received in the three months to 31 December, 1997, has had the effect of enhancing the total storefitting margin as a percentage of storefitting revenue.

        Selling, general and administrative expenses increased by 71% to approximately $1,407,000 this year from approximately $825,000 in the previous year. Approximately 46% of this increase resulted from provision made against Trade Accounts Receivable at December 31, 1997 from Southeast Asia as a result of the decline of economic conditions in such region. The remaining increase is from sales promotion, travel and product development, which all relates to the increased efforts by the Company to develop the worldwide market for its products.

       The Company benefited from a foreign exchange gain of $51,888 compared with a higher gain in 1996 of $136,433. Interest income of $3,454 has declined from $22,157 in 1996, because the Company was holding a lower level of cash.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended December 31, 1997 compared to six months ended December 31,
1996

         The Company's revenues are generated from the sale of products to licensees and distributors, and an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space. Total revenues for the six months increased by 84% over the previous year. Within this, product sales increased by 79% over the previous year, essentially due to the increased number and quality of retail stores. At December 31, 1997, the Company had 91 licensed shops operating compared with 61 at December 31, 1996. Storefitting and license revenue increased by 108%.

        The gross profit percentage for the six months to December 31, 1997 increased from 28% to 35%. Product margin increased from 28% to 34%. The margin generated by storefitting and license revenue increased from 30% to 39%.

        Selling, general and administrative expenses increased by 50% to approximately $2,382,000 this year from approximately $1,582,000 in the previous year. Approximately 24% of the increase relates to provision made against Trade Accounts Receivable at December 31, 1997 from the Southeast Asia as a result in the general decline of the economic conditions in the region. The remaining increase is from sales promotion, travel and product development, which all relates to the increased efforts by the Company to develop the worldwide market for its products.

       The Company suffered from a foreign exchange loss of $19,337 compared with a gain in 1996 of $148,894. Interest income of $4,867 has declined from $58,981 in 1996, because the Company was holding a lower level of cash.

Liquidity and Capital Resources

       At December 31, 1997, the Company had working capital of approximately $2,872,000, including cash of approximately $644,000.

       During the six months to December 31, 1997, the Company used cash of approximately $27,000 to fund operations. Contributing to this use of cash was a loss from operations of approximately $449,000, and an increase in the Company's accounts receivable of approximately $982,000. Accounts payable increased by approximately $1,036,000. Net cash used in investing activities increased to $82,000 mainly due to the establishment of a Company seconds outlet store. The Company did not have any significant capital commitments at December 31, 1997; it is, however exploring various opportunities for relocation from its existing facility.

       The Company's financial statements have been prepared on a going concern basis because management believes, based on cash flow projections through December 31, 1998, that the Company may be able to continue through that date using existing credit facilities. These credit facilities will require renegotiation during that period. The Company continues to investigate various sources of credit to meet cash flow requirements caused by the continuing growth of the Company and seasonal fluctuations in sales revenue

Impact of Inflation

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

PART II  -  OTHER INFORMATION
--------------------------------------------------------------------------------


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

On November 26, 1997, an Amended and Consolidated Class Action complaint (the "Complaint") was filed in the United States District Court for the Eastern District of New York against Sterling Foster & Co., Inc. ("Sterling Foster"), all of the issuers whose securities were underwritten in public offerings by Sterling Foster and several individuals associated with either Sterling Foster or such issuers. The Registrant's securities were underwritten by Sterling Foster in the Registrant's initial public offering ("IPO") in April 1996.

The Complaint alleges, among other things, that the Registrant, its senior officers and directors (I) caused to be disseminated in the Registrant's IPO registration statement false and misleading information regarding the distribution of Shares of the Registrant's Common Stock by Selling Securityholders, (II) breached their duty to disclose such information to plaintiffs and (III) other causes of action in connection with the distribution of the Registrant's Common Stock by the selling Securityholders.

The Registrant and its officers and directors vehemently deny all the allegations contained in the Complaint and intend to vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits as required by Item 601 of Regulation S-K:

None Required.

(b) Reports on Form 8-K

During the three months ended December 31, 1997, the Company filed reports on Form 8-K on November 25, 1997 with report to Item 5, and on December 19, 1997 with respect to Item 5.

SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        APPLEWOODS, INC.



    Date:   February 13, 1998

                                     By: /s/ Roger M. Buoy
                                        --------------------------------------
                                         Roger M. Buoy,
                                         Chairman and Chief Executive Officer