Form 10QSB
period 1998-03-31
APPLEWOODS INC
filed 1998-05-14
CIK 1002522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

         Commission File Number : 0 - 27850

                                APPLEWOODS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                    13-3859709
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                              274 Riverside Avenue
                              Westport, Connecticut
                              ---------------------
                    (Address of principal executive offices)

                                      06880
                                      -----
                                   (Zip Code)
                                   ----------

                                (203) 227 - 4912
                                ----------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  [X] No [ ]

        Class                                    Outstanding at May 13, 1998
-----------------------                          ---------------------------
     Common Stock                                          8,472,000

APPLEWOODS, INC.
-------------------------------------------------------------------------------------------------------------

INDEX
-------------------------------------------------------------------------------------------------------------


PART 1: FINANCIAL INFORMATION                                                                           Page:
Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheet as of March 31, 1998 and June 30, 1997                             2

    Condensed Consolidated Statements of Operations for the three months and the nine
    months ended March 31, 1998 and 1997                                                                    3

    Condensed Consolidated Statement of  changes in Stockholder's Equity for the nine months
    ended March 31, 1998                                                                                    4

    Condensed Consolidated Statements of  Cash Flows for the nine months ended
    March 31, 1998 and 1997                                                                                 5

    Notes to Condensed Financial Statements                                                             6 - 7


Item 2.  Management's  Discussion and Analysis of  Financial Condition
              and Results of Operations                                                                8 - 10


PART II:  OTHER INFORMATION:

Item 1.   Legal Proceedings                                                                                11

Item 6.   Exhibits and Reports on Form 8-K                                                                 11

Signatures                                                                                                 12

APPLEWOODS, INC.
-----------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------
(Unaudited)
                                                                                   March          June 30
                                                                                 --------------------------
                                                                                    1998            1997
                                                                                    ----            ----
Assets:                                                                          (Unaudited)          *
Current Assets:
   Cash                                                                          $  118,763      $  787,367
   Trade Accounts Receivable, net of allowance                                    1,726,769       1,101,706
            for doubtful accounts of $ 220,066 and $39,519, respectively
   Other Receivables                                                                 10,711          96,301
   Inventory                                                                      2,684,317       2,721,295
   Other Current Assets                                                               1,262          56,110
                                                                                 ----------      ----------
Total Current Assets                                                              4,541,822       4,762,779
                                                                                 ----------      ----------

                                                                                 ----------      ----------
Property, Plant and Equipment -Net                                                  554,723         671,865
                                                                                 ----------      ----------

Other Assets:
   Trademarks - Net                                                                 103,532         104,560
   Other Asset due after one year                                                   190,904              --
                                                                                 ----------      ----------
Total Other Assets                                                                  294,436         104,560
                                                                                 ----------      ----------

                                                                                 ----------      ----------
Total Assets                                                                     $5,390,981      $5,539,204
                                                                                 ==========      ==========


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                              $1,298,110      $  941,747
   Accrued Expenses                                                                 461,966         426,384
   Accrued Taxes                                                                    102,003          62,911
   Other Current Liabilities                                                         52,457          24,928
   Other Current Liabilities - Related Parties                                           --          40,214
                                                                                 ----------      ----------
Total Current Liabilities                                                         1,914,536       1,496,184
                                                                                 ----------      ----------

Long-Term Liabilities
                                                                                 ----------      ----------
   Related Party Debt                                                               190,904              --
                                                                                 ----------      ----------

Stockholders' Equity:
   Series A Preferred Stock - $.0001 Par Value,
      500,000 Shares Authorized, 243,911and 249,911Shares Issued and
      and Outstanding, respectively                                                      24              25
   Common Stock, $.0001 Par Value,
      30,000,000 Shares Authorized,  8,472,000 Shares Issued and Outstanding            847             847
   Additional Paid-In Capital                                                    12,010,018      12,040,017
   Accumulated Deficit                                                           (8,961,271)     (8,232,366)
   Cumulative Foreign Currency Translation Adjustment                               235,923         234,497
                                                                                 ----------      ----------
Total Stockholders' Equity                                                        3,285,541       4,043,020

                                                                                 ==========      ==========
Total Liabilities and Stockholders' Equity                                       $5,390,981      $5,539,204
                                                                                 ==========      ==========

* The Balance Sheet at June 30, 1997 is derived from the audited financial statements at that date, but does not include all the information required by generally accepted accounting principles for complete financial statements.

                        See accompanying notes to the condensed financial statements

APPLEWOODS, INC.
-------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------
(Unaudited)

                                             Three Months Ended            Nine Months Ended
                                                   March 31                     March 31
                                          -------------------------     -------------------------
                                             1998           1997           1998           1997
Revenues:
   Product Sales                          $1,160,570     $1,277,706     $5,657,320    $ 3,768,406
   Storefitting and License Revenue          429,495        216,817      1,480,871        719,129

                                          ----------     ----------     ----------    -----------
     Total Revenues                        1,590,065      1,494,523      7,138,191      4,487,535
                                          ----------     ----------     ----------    -----------

Cost of Sales:
   Product Sales                             718,342        926,638      3,660,703      2,716,676
   Storefitting and License Revenue          278,661        192,888        921,194        543,231

                                          ----------     ----------     ----------    -----------
      Total Cost of Sales:                   997,003      1,119,526      4,581,897      3,259,907
                                          ----------     ----------     ----------    -----------

   Gross Profit                              593,062        374,997      2,556,294      1,227,628

Selling, General and Admin. Expenses         900,904        976,182      3,301,888      2,558,428
Consultancy Fees                                  --        248,250             --        744,750

                                          ----------     ----------     ----------    -----------
Loss from Operations:                       (307,842)      (849,435)      (745,594)    (2,075,550)
                                          ----------     ----------     ----------    -----------

Other Income (Expense):

   Foreign Exchange Gain (Loss)               44,272        (93,172)        24,772         55,722
   Interest Income                                --         10,523          4,896         69,504
   Interest Expense                          (12,979)            --        (12,979)            --
                                          ----------     ----------     ----------    -----------
          Total Other Income (Expense)        31,293        (82,649)        16,689        125,226
                                          ----------     ----------     ----------    -----------

Loss before Income Taxes                    (276,549)      (932,084)      (728,905)    (1,950,324)

Provision for Income Taxes                        --             --             --             --

                                          ----------     ----------     ----------    -----------
Net Loss                                  $ (276,549)    $ (932,084)    $ (728,905)   $(1,950,324)
                                          ==========     ==========     ==========    ===========

Net Loss per share, basic and diluted     $    (0.03)         (0.11)         (0.09)         (0.23)
                                          ==========     ==========     ==========    ===========

Weighted average number of shares          8,472,000      8,524,364      8,472,000      8,524,364
                                          ==========     ==========     ==========    ===========

                   See accompanying notes to the condensed financial statements

APPLEWOODS, INC.
------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
(Unaudited)

                                                         Common Stock               Series A Preferred
                                                         ------------               ------------------
                                                     Shares        Amount         Shares         Amount
                                                     ------        ------         ------         ------

Balance - June 30, 1997                             8,472,000       $847         249,911           $25


Foreign Currency Translation Adjustment                    --         --              --            --

Repurchase of stock                                        --         --          (6,000)           (1)

Net Loss                                                   --         --              --            --


                                                    --------------------------------------------------
Balance - March 31, 1998*                           8,472,000       $847         243,911           $24
                                                    ==================================================

                                                                                     Foreign
                                                    Additional                       Currency         Total
                                                     Paid-In       Accumulated      Translation    Stockholders'
                                                     Capital         Deficit        Adjustments       Equity
                                                     -------         -------        -----------       ------

Balance - June 30, 1997                           $12,040,017     $(8,232,366)       $234,497      $4,043,020


Foreign Currency Translation Adjustment                    --              --           1,426           1,426

Repurchase of stock                                   (29,999)             --              --         (30,000)

Net Loss                                                   --        (728,905)             --        (728,905)


                                                  -----------------------------------------------------------
Balance - March 31, 1998*                         $12,010,018     $(8,961,271)       $235,923      $3,285,541
                                                  ===========================================================

                                                  See accompanying notes to the condensed financial statements

APPLEWOODS, INC.
---------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------
(Unaudited)                                                 Nine Months Ended
                                                                March 31
                                                        -------------------------
                                                           1998          1997
Cash Flows from Operating Activities:                      ----          ----
      Net Loss                                          $(728,905)   $(1,950,324)
 Adjustment to Reconcile Net Loss to Net
 Cash Used for Operating Activities
      Depreciation                                        227,281        219,088
      Amortization of Trademarks                           33,883         25,062
      Non-Cash Consulting Fees                                 --        720,000

Changes in Assets and Liabilities
      Trade Accounts Receivable                          (625,063)      (319,573)
      Other Receivables                                    85,590         22,980
      Inventory                                            36,978     (1,074,430)
      Other Current Assets                                 54,848        (62,996)
      Other Assets                                             --         24,750
      Accounts Payable                                    356,363         77,290
      Accrued Expenses                                     35,583        262,504
      Accrued Taxes                                        39,092          8,384
      Other Current Liabilities                            27,529         82,738
      Other Current Liabilities - Related Parties         (40,214)       (10,294)
                                                        ---------    -----------
Net Cash - Operating Activities                          (497,035)    (1,974,821)
                                                        ---------    -----------

Investing Activities
      Purchase of Property and Equipment                 (107,307)      (494,902)
      Investment in Trademarks                            (31,986)       (39,298)
      Other Asset due after one year                     (190,904)            --
                                                        ---------    -----------
Net Cash - Investing Activities                          (330,197)      (534,200)
                                                        ---------    -----------

Financing Activities
      Preferred Stock Repurchase                          (30,000)            --
      Loan from Related Party                             190,904             --
                                                        ---------    -----------
Net Cash - Financing Activities                           160,904             --
                                                        ---------    -----------

                                                        ---------    -----------
Effect of Exchange Rate Changes On Cash                    (2,276)        91,995
                                                        ---------    -----------

Net Decrease In Cash                                     (668,604)    (2,417,026)

Cash  - Beginning of Period                               787,367      3,958,168
                                                        ---------    -----------
Cash  - End of Period                                   $ 118,763    $ 1,541,142
                                                        =========    ===========


Supplemental  Disclosures of Cash Flow  Information
  Cash paid during the period for:
      Interest                                          $   4,698    $        --
      Income Taxes                                      $      --    $        --

           See accompanying notes to the condensed financial statements

APPLEWOODS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


(1)      SIGNIFICANT ACCOUNTING POLICIES

         Significant Accounting Policies of Applewoods, Inc., (the "Company") are set forth in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997 ( the "Company's Form 10-KSB") as filed with the Securities and Exchange Commission on October 14, 1997.

(2)      BASIS OF PREPARING UNAUDITED CONDENSED FINANCIAL STATEMENTS

         The Company incurred net losses of $3,312,576 and $2,315,074 and net cash outflows from operations of $2,718,693 and $1,888,676 in the years ended June 30, 1997 and 1996, respectively. For the nine months ended March 31, 1998 and 1997, the Company incurred net losses of $728,905 and $1,950,324 and net cash outflows of $497,035 and $1,974,821, respectively. Management has prepared projected cash flow information for the period ending March 31, 1999. On the basis of these projections, management considers that the Company may be able to continue to operate through that date with credit facilities which are currently being renegotiated. However, these projections are estimates of future performance over which the Company can give no assurances. Accordingly, the financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

(3)      BASIS OF REPORTING

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation have been included. These financial statements must be read in conjunction with the Company's Form 10-KSB. The operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

(4)      PROPERTY, PLANT & EQUIPMENT

         Property, Plant & Equipment is comprised of the following:

                                   March 31,    June 30,
                                     1998         1997
                                     ----         ----

Plant & Machinery                   728,516   $  695,058
Office Equipment & Fittings         539,955      457,786
Motor Vehicles                       39,768       39,524
                                 ----------   ----------
                                  1,308,239    1,192,368

Less: Accumulated depreciation      753,516      520,503
                                 ----------   ----------

                                 $  554,723   $  671,865
                                 ==========   ==========

APPLEWOODS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



(5)      TRADEMARKS

         Trademarks is comprised of the following:

                                March 31,     June 30,
                                     1998         1997
                                ---------     --------

Cost                             $248,254     $214,587

Less: Accumulated amortization    144,722      110,027
                                 --------     --------

                                 $103,532     $104,560
                                 ========     ========

(6)     INVENTORY

        Inventory is comprised of the following:

                                March 31,     June 30,
                                     1998         1997
                                ---------     --------

Raw Materials                  $1,012,239   $1,046,084
Work in Progress                  127,800      134,878
Finished Goods                  1,544,278    1,540,333
                               ----------   ----------
                               $2,684,317   $2,721,295
                               ==========   ==========



(7)      EARNINGS PER SHARE

                  Earnings per share for the three and nine month periods ended March 31, 1998 have been computed in accordance with the provisions of Statement of Financial Accounting Standards 128, Earnings per Share. Basic and diluted earnings per share are the same because, as the Company has incurred net losses in both periods, the incremental shares from the assumed exercise of outstanding stock options are not included in computing the diluted per share amounts. The application of the provisions of Statement 128 to the computations of earnings per share for the three and nine month periods ended March 31, 1997 have no impact on the amounts previously reported.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         The Company's revenues are generated from the sale of products to licensees and distributors, and an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space. Total revenues for the three months increased by 6% over the previous year. Within this, product sales decreased by 9% over the previous year as product sales in 1997 benefited from significant exceptional distribution sales of product outside the licensed store network. At March 31, 1998, the Company had 85 licensed stores operating compared with 58 at March 31, 1997. Storefitting and license revenue increased by 98%.

         The gross profit percentage for the three months to March 31, 1998 increased from 25% to 37%. Product margin increased from 27% to 38%, because, in 1997, high provisions made against inventory obsolescence reduced product margin. The margin generated by storefitting and license revenue increased from 11% to 35%, reflecting the higher activity in storefitting in 1998, compared to 1997.

         Selling, general and administrative expenses decreased by 8% to approximately $901,000 this year from approximately $976,000 in the previous year, as a result of lower product development costs.

         The Company benefited from a foreign exchange gain of $44,272 compared with a loss in 1997 of $93,172. Interest expense of $12,979 has replaced interest income in 1997 of $10,523, because the Company used its credit facilities during the quarter to March 31, 1998.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

         The Company's revenues are generated from the sale of products to licensees and distributors, and an initial license fee charged for all necessary construction items and services that include the design and fixturing of the retail space. Total revenues for the nine months increased by 59% over the previous year. Within this, product sales increased by 50% over the previous year, essentially due to the increased number and quality of retail stores. At March 31, 1998, the Company had 85 licensed stores operating compared with 58 at March 31, 1997. Storefitting and license revenue increased by 106%.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

         The gross profit percentage for the nine months to March 31, 1998 increased from 27% to 36%. Product margin increased from 28% to 35%, because, in 1997, high provisions made against inventory obsolescence reduced product margin. The margin generated by storefitting and license revenue increased from 24% to 38%, reflecting the higher level of activity in 1998, compared to 1997.

         Selling, general and administrative expenses increased by 29% to approximately $3,302,000 this year from approximately $2,558,000 in the previous year. Approximately 9% of the increase relates to provision made against Trade Accounts Receivable from Southeast Asia, as a result of the decline of economic conditions in such regions. The remaining increase is from sales promotion, travel and product development, which all relates to the efforts by the Company to develop the worldwide market for its products.

         The Company benefited from a foreign exchange gain of $24,772 compared with a gain in 1997 of $55,722. Net interest expense of $8,083 has replaced interest income in 1997 of $69,504, because the Company has used its credit facilities in the current period; in the nine months to March 31, 1997 the Company held cash funds.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of approximately $2,627,000, including cash of approximately $119,000.

         During the nine months to March 31, 1998, the Company used cash of approximately $497,000 to fund operations. Contributing to this use of cash was a loss from operations of approximately $729,000, and an increase in the Company's accounts receivable of approximately $625,000. Accounts payable increased by approximately $356,000. Net cash used in investing activities increased to $330,000 mainly due to the establishment of a Company factory outlet store, and the payment of a rent deposit.

         The Company has capital commitments at March 31, 1998 arising from the relocation of its headquarters facility in England, planned for the quarter ending June 30, 1998. During March 1998, the Company signed a lease and rent deposit for a plant and offices sited in England; the rent deposit required payment in March of a deposit classified as an other asset due after one year at March 31, 1998. The payment of the deposit was financed by a loan secured by a debenture, the written terms of which are being finalized, on the assets of the Company for an equivalent amount from Mr. Roger M. Buoy, the Chairman of the Board and Chief Executive Officer of the Company. This loan is to be repayable on demand, although the written agreement has yet to be executed. Interest received by the Company on the deposit is to be paid to Mr. Roger M. Buoy under the proposed terms of the loan. The Company has also entered an agreement with a specialist outsourcing Company to warehouse and distribute its finished products; these combined changes offer the Company improved production, warehousing and distribution capability, in a more favorable location, at a reduced cost base.

         The Company's financial statements have been prepared on a going concern basis because management believes, based on cash flow projections through March 31, 1999, that the Company may be able to continue through that date using credit facilities which will be renegotiable during that period. The Company has negotiated credit facilities to finance the business through May, and it was agreed as part of these negotiations that Mr. Roger M. Buoy be required to give a personal guarantee to the Company's bankers. This obligation to provide such guarantee will be included within the Debenture referred to above. In recognition of the cash restraints on the Company, Mr. Roger M. Buoy, Chief Executive Officer, has agreed to defer his salary commencing March, 1998. Mr. Tony E. Swash, Chief Operating Officer, has also deferred part of his salary commencing March, 1998.

                                APPLEWOODS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Internal Revenue Service of the Department of the Treasury are undertaking an examination of the Form 1120 U.S. Corporation Income Tax Return for the year ending June 30, 1996. The Company does not believe that any significant liability will be incurred as a result of this examination and therefore no liability has been accrued in the financial statements at March 31, 1998.

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
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the disclosure for this item in the Company's Form 10-QSB for the quarter ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits as required by Item 601 of Regulation S-K:

None Required.

(B) Reports on Form 8-K

None.

SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    APPLEWOODS, INC.



         Date:   May 13, 1998

                                    By: /s/ ROGER M. BUOY
                                        ----------------------------------------
                                            Roger M. Buoy,
                                            Chairman and Chief Executive Officer